Form 10-Q
period 1996-06-29
NETFRAME SYSTEMS INC
filed 1996-08-09
CIK 818456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended June 29, 1996

                                     OR

   [ ] Transition Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.

               For the transition period from____________to____________.

                         Commission File Number 0-20084

                          NETFRAME SYSTEMS INCORPORATED
             (Exact name of registrant as specified in its charter)

          Delaware                                         77-0081278
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                      1545 Barber Lane, Milpitas, CA 95035
              (Address of principal executive offices and zip code)

                                 (408) 474-1000
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   NO
                                  ---     ---

  As of August 5, 1996 there were 13,788,114 shares of the registrant's common stock outstanding.

                          NETFRAME SYSTEMS INCORPORATED

                                    FORM 10-Q
                                  JUNE 29, 1996
                                      INDEX

                                                               PAGE
                                                               ----
PART I. FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Consolidated Statements of Operations -
               Three months and six months ended
                June 29, 1996 and July 1, 1995                   3

            Consolidated Balance Sheets -
               June 29, 1996 and December 31, 1995               4

            Consolidated Statements of Cash Flows -
               Six months ended June 29, 1996 and
               July 1, 1995                                      5

               Notes to Consolidated Financial Statements        6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations       7-12

PART II. OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security
            Holders                                             13

   Item 6.  Exhibits and Reports on Form 8-K                    14


SIGNATURE PAGE                                                  15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          NETFRAME SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                             Three months ended        Six months ended
                                           ---------------------     ---------------------
                                           June 29,      July 1,     June 29,      July 1,
                                             1996         1995         1996         1995
                                           --------     --------     --------     --------
Net revenue                                $ 18,810     $ 19,910     $ 38,879     $ 33,057
Cost of revenue                              11,315       10,080       22,235       17,296
                                           --------     --------     --------     --------
Gross profit                                  7,495        9,830       16,644       15,761
Operating expenses:
    Research and development                  3,886        3,040        7,544        6,025
    Selling, general and administrative       8,778        8,157       17,370       16,953(1)
                                           --------     --------     --------     --------
      Total operating expenses               12,664       11,197       24,914       22,978
                                           --------     --------     --------     --------
Operating loss                               (5,169)      (1,367)      (8,270)      (7,217)
Interest and other income, net                  296          353          633          661
                                           --------     --------     --------     --------
Loss before income taxes                     (4,873)      (1,014)      (7,637)      (6,556)
Benefit for income taxes                         --           --           --         (277)
                                           --------     --------     --------     --------
Net loss                                   ($ 4,873)    ($ 1,014)    ($ 7,637)    ($ 6,279)
                                           ========     ========     ========     ========
Net loss per share                         ($  0.36)    ($  0.08)    ($  0.56)    ($  0.47)(1)
                                           ========     ========     ========     ========
Number of shares used in computing
    per share amounts                        13,661       13,496       13,645       13,450
                                           ========     ========     ========     ========

(1) Includes a charge of $1.4 million or $0.10 per share associated with the write-off of application software and related costs in connection with a decision to discontinue a management information system upgrade. Net loss, excluding this charge, would have been $4.9 million or $0.36 per share.

                             See accompanying notes

                          NETFRAME SYSTEMS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 Jun. 29      Dec. 31
                                                                   1996         1995
                                                                ---------     --------
                                                               (unaudited)
Current assets:
    Cash and cash equivalents                                    $ 19,310     $ 18,340
    Short-term investments                                          4,000       13,304
                                                                 --------     --------
      Total cash, cash equivalents and short-term investments      23,310       31,644
    Accounts receivable, net                                       16,891       16,623
    Inventories                                                    10,485       10,680
    Other current assets                                              808        1,244
                                                                 --------     --------
        Total current assets                                       51,494       60,191
Property and equipment, net                                        10,781        9,823
Other assets, net                                                   2,816        1,684
                                                                 --------     --------
                                                                 $ 65,091     $ 71,698
                                                                 ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $  7,248     $  6,374
    Accrued compensation and benefits                               2,711        2,866
    Accrued warranty                                                  874        1,003
    Deferred revenue                                                1,394        1,532
    Other accrued liabilities                                         743          729
                                                                 --------     --------
        Total current liabilities                                  12,970       12,504
Commitments and contingencies
Stockholders' equity:
    Common stock                                                       14           14
    Additional paid-in-capital                                     73,132       72,568
    Accumulated deficit                                           (21,025)     (13,388)
                                                                 --------     --------
        Total stockholders' equity                                 52,121       59,194
                                                                 --------     --------
                                                                 $ 65,091     $ 71,698
                                                                 ========     ========

                             See accompanying notes.

                          NETFRAME SYSTEMS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                               Six months ended
                                                         ---------------------------
                                                         June 29, 1996  July 1, 1995
                                                         -------------  ------------
Cash flows from (required for) operating activities:
Net loss                                                    ($ 7,637)    ($ 6,279)
Items not requiring the current use of cash:
   Amortization of deferred compensation                          --           53
   Loss on disposal of capital assets                            297        1,375
   Depreciation and amortization                               3,684        2,376
Changes in items affecting operations:
   Accounts receivable                                          (269)      10,329
   Inventories                                                   195         (879)
   Other current assets                                          436         (360)
   Accounts payable                                              874       (1,144)
   Accrued liabilities                                          (408)         807
                                                            --------     --------
Cash generated from (required for) operating activites        (2,828)       6,278

Cash flows from (required for) investing activities:
Acquisitions of property and equipment                        (3,939)      (2,262)
Other assets                                                  (2,132)        (205)
Purchase of available-for-sale securities                    (40,106)     (81,300)
Maturities of available-for-sale securities                   49,410       77,300
Purchase of held-to-maturity investments                          --       (1,474)
Sale of held-to-maturity investments                              --       10,800
                                                            --------     --------
Cash generated from investing activities                       3,233        2,859

Cash flows from (required for) financing activities:
Payments on short-term borrowings                                 --       (1,048)
Payments on capital lease obligations                             --          (58)
Payments on stockholders' notes receivable                        --          (15)
Issuance of common stock, net                                    565          463
                                                            --------     --------
Cash generated from (required for) financing activities          565         (658)

Net increase in cash and cash equivalents                        970        8,479
Cash and cash equivalents at the beginning of the period      18,340        9,748
                                                            --------     --------
Cash and cash equivalents at the end of the period          $ 19,310     $ 18,227
                                                            ========     ========
Supplemental disclosures:
Cash paid during the period for:
   Interest                                                       --     $      3
   Income taxes                                             $     10     $     25

                          NETFRAME SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1995 included in the Annual Report on Form 10-K. The accompanying statements include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for the full year.

   Certain reclassifications have been made to prior year amounts to conform with the 1996 presentation.

2. INVENTORIES

   Inventories consist of the following (in thousands):

                                                  June 29, 1996  Dec. 31, 1995
                                                  -------------  -------------
      Raw materials                                  $ 2,266        $ 1,954
      Work in process                                  1,319          2,411
      Finished goods                                   6,900          6,315
                                                     -------        -------
                                                     $10,485        $10,680
                                                     =======        =======

3. PROVISION (BENEFIT) FOR INCOME TAXES

   The Company provides for income tax expense (or benefit) during interim reporting periods based upon an estimate of the annual effective tax rate. The rate of tax (benefit) is less than the federal statutory rate of 35% due to the limitations controlling the timing for realization of net operating losses and tax credits (which may carryforward to partially offset future income taxes) established by the Statement of Financial Accounting Standards No. 109 (FAS
109), "Accounting for Income Taxes".

4. NET LOSS PER SHARE

   Net loss per share is based upon the weighted average number of outstanding shares of common stock.

                          NETFRAME SYSTEMS INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This section contains certain forward-looking statements. Actual results may differ materially from the results described in such trend analysis and forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Business Factors".

RESULTS OF OPERATIONS

NET REVENUE AND GROSS MARGIN:

                             Three months ended       Six months ended
                            --------------------    --------------------
(in thousands)              June 29,     July 1,    June 29,     July 1,
                              1996        1995        1996        1995
                            --------     -------    --------     -------
Net Revenue                  $18,810     $19,910     $38,879     $33,057

Domestic Sales               $16,810     $15,856     $35,182     $27,101
   Percent of net revenue         89%         80%         90%         82%

Export Sales                 $ 2,000     $ 4,054     $ 3,697     $ 5,956
   Percent of net revenue         11%         20%         10%         18%

Gross Margin                      40%         49%         43%         48%

Net revenue decreased 6% for the second quarter and increased 18% for the first six months of 1996 when compared to the same periods in the prior year. The decrease in net revenue from the comparable quarters was primarily due to a decrease in unit sales for the second quarter of 1996 slightly offset by a shift in product mix resulting in higher average sales prices. The increase in net revenue for the first six months of 1996 when compared to the first six months of 1995 was primarily due to a shift in product mix resulting in an increase in average sales prices which was partially offset by lower unit sales. The Company believes that customer expectation of an upcoming transition to next-generation products, coupled with more intense price competition on existing products, contributed to both a revenue and an earnings shortfall, and caused sales cycles to lengthen. There can be no assurance that a successful and timely transition to a next generation of products will occur, or, if it occurs, will result in increased unit sales or revenues, that customer uncertainty with respect to the upcoming transition to next-generation products and price competition will not continue to have an adverse effect on the Company's business, results of operations or financial condition. The Company anticipates that many of the factors which negatively impacted operating results in the first six months of 1996 will continue to have an adverse impact on the Company's operating results for the remainder of fiscal 1996.

Export net revenue decreased as a percentage of total net revenue for the second quarter and first six months of 1996 when compared to the same periods in the prior year. The decrease may be partially attributable to increased competitive pressures. Although the Company has attempted to build new distribution channels in Europe, there can be no assurance that the Company will be successful in distributing its products through this new channel.

The Company recognizes revenue upon shipment of product and records allowances for estimated uncollectible accounts and sales returns. For the second quarter and first six months of 1996, when compared to the corresponding periods of 1995, the Company experienced a lower rate of sales returns. However, in the second quarter of 1996, the Company recorded additional reserves to reflect potential risks related to certain international receivables. There can be no assurance that such reserves will be adequate for the future.

In order for the Company to increase its net revenue it must continue to develop and introduce new products. Any delay in this process, deferral of purchases by customers in anticipation of such new product introductions, difficulties encountered in introducing these new products, or failure of these products to achieve market acceptance, compete successfully with alternatives offered by other vendors could adversely affect net revenue and profitability.

Gross margins were 40% and 43%, respectively, for the second quarter and first six months of 1996 as compared to 49% and 48%, respectively, for the same periods one year ago. The Company believes that its competitively driven pricing actions in memory and drives as well as a higher mix of these add-ons were the key reasons for the decline in overall gross margins. In addition, the reserve for excess and obsolete inventory was increased in the second quarter of 1996, and is reflective of reduced sales volumes. There can be no assurance that the Company will not experience futher increases in excess and obsolete inventory reserves if unit sales and net revenues continue to decrease on a sequential quarterly basis.

In addition, the Company lowered end-user list prices throughout fiscal 1995 and the first half of 1996 and will continue to lower the end-user list price of certain of the components it sells. The Company believes the gross margins may continue to decrease through fiscal 1996 as a result of its pricing strategy.

OPERATING EXPENSES:

                               Three months ended       Six months ended
                              ----------------------- -------------------
(in thousands)                June 29,    July 1,     June 29,    July 1,
                                1996       1995         1996       1995
                              --------    -------     --------    -------
Research & development        $ 3,886     $ 3,040     $ 7,544     $ 6,025
    Percent of net revenue         21%         15%         19%         18%

Selling, general &            $ 8,778     $ 8,157     $17,370     $16,953
administrative
    Percent of net revenue         47%         41%         45%         52%

Total Operating Expenses      $12,664     $11,197     $24,914     $22,978
    Percent of net revenue         68%         56%         64%         70%

Research and development expense increased for both the second quarter and first six months ending June 29, 1996 when compared to the same periods one year ago. The expenses for 1996 increased primarily due to consulting, product prototype expense and executive officer recruiting. The Company expects that research and development expenses will continue to increase as a percentage of net revenue for the remainder of fiscal 1996 as the Company continues to invest in research and development, although these expenses can vary from period to period primarily due to variable spending on product prototypes.

The Company records software development costs in accordance with Statement of Financial Accounting Standards ("FAS") No. 86. During the first half of 1996, approximately $150,000 of software development costs were capitalized as compared to $205,000 of software development costs capitalized in the corresponding period in 1995. At June 29, 1996, $651,000 of capitalized software development costs, net of accumulated amortization, were included in other assets.

The Company operates in a rapidly changing and highly competitive marketplace and, as a result, believes it is critical to continue to make substantial investments in research and development activities in order to maintain its competitive position.

Selling, general and administrative expenses for the second quarter of 1996 increased to 47% of net revenue from 41% for the same period in 1995 due primarily to an increase in headcount and headcount related expenses. Expenses for the first six months of 1996 were 45% of net revenue as compared to 52% for the comparable period in 1995. The decrease was primarily attributable to severance costs and a one-time charge to discontinue a management information system upgrade in the first quarter of 1995.

INTEREST AND OTHER INCOME, NET:

Interest and other income, net, decreased for the second quarter and first six months of 1996 when compared to the same periods in the prior year due primarily to lower lower cash balances, offset to some extent by higher interest rates.

PROVISION (BENEFIT) FOR INCOME TAX:

The Company recorded no provision for income taxes for the second quarter or the first six months ended June 29, 1996 and a benefit of $277,000 for the first six months of 1995. The Company provides for income taxes (benefits) during interim reporting periods based upon an estimated annual effective tax rate, applied to income (loss) before income taxes.

The rate of tax (benefit) was less than the federal statutory rate of 35% due to the limitations controlling the timing for realization of net operating losses and tax credits (which may carry forward to partially offset future income taxes) established by the Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes".

BUSINESS FACTORS:

In the past, the Company has experienced fluctuations in its operating results and believes it will continue to experience fluctuations. The Company generally fills orders shortly after receipt from customers and, therefore, backlog at the beginning of a fiscal period represents only a small percentage of the product sales anticipated in that period. Further, a substantial portion of the Company's net revenue in each quarter generally results from orders received during the last few weeks of that quarter. The absence of significant backlog and the concentration of sales at the end of the quarter impairs the Company's ability to control expense, production and inventory levels, which are incurred based on forecasted revenue and are relatively fixed in the short term. If anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high, and the Company's operating results for that quarter would be materially adversely affected.

The introduction or shipment of new products by the Company's competitors, or any delay in the introduction or shipment of new products by the Company, could have a materially adverse affect on the Company's operating results. In addition, the Company's operating results may fluctuate as a result of a number of other factors, including variation in the size and timing of individual transactions, the mix of products sold, variation in the mix of sales by distribution channel, mix in international and domestic sales, end users' capital spending cycles, changes in pricing policies by the Company, its competitors or its suppliers, the availability and cost of key components, European and Pacific Rim market seasonality and the timing of introduction and the market acceptance of new and enhanced versions of the Company's products.

The Company's primary means of distribution is through VARs, systems integrators and distributors. The Company's business and financial results could be adversely affected in the event that the financial condition of the VARs and system integrators worsens to the point that it affects their ability to sell or pay for the Company's products. In addition, the Company is evaluating its distribution channels, particularly in Europe and the Pacific Rim. Any changes could result in fluctuations in net revenue, gross margins, and/or operating expenses. The Company cannot at this time determine the ultimate effect of these or other future distribution channel modification efforts on the Company's future operating results.

In recent quarters, in response to requests by certain large customers, the Company has sold products directly to such customers. While these sales typically are at higher average selling prices, they may require the Company to incur additional installation and support obligations that would otherwise be provided by the Company's VARs and system integrators. The Company cannot at this time determine the ultimate effect on operating results of an increase in the level of direct sales. While the Company attempts to limit these direct sales in order to avoid conflicts with its existing distribution channels, there can be no assurance that an increase in direct sales will not adversely affect the Company's relationships with its VARs and system integrators. The Company believes that it will continue to rely on VARs and system integrators as its primary means of distribution and any disruption in these channels could have a material adverse affect on the Company's operating results.

In the first six months of 1996, over 90% of the products sold by the Company utilize operating systems provided by Novell and Microsoft. Any problems in the use of these operating systems by end users could adversely affect the Company's sales.

The introduction or shipment of new products by the Company's competitors, or any delay in the introduction or shipment of new products by the Company, could have a materially adverse affect on the Company's operating results. In addition, the Company's operating results may fluctuate as a result of a number of other factors, including variation in the size and timing of individual transactions, the mix of products sold, variation in the mix of sales by distribution channel, mix in international and domestic sales, end users' capital spending cycles, changes in pricing policies by the Company, its competitors or its suppliers, the availability and cost of key components, European and Pacific Rim market seasonality and the timing of introduction and the market acceptance of new and enhanced versions of the Company's products.

The Company's products include certain components that are currently available only from single sources or limited sources. Any availability limitations, interruptions in supplies, or price increases relative to these components could adversely affect the Company's financial condition, business or results of operations.

Because of the variety and uncertainty of the factors affecting the Company's operating results, past financial performance and historic trends may not be a reliable indicator of future performance. These factors, as well as other factors affecting the Company's operating performance, and the fact that the Company participates in a highly dynamic industry, may result in significant volatility in the Company's common stock price.

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 1996, the Company had cash, cash equivalents and short-term investments of approximately $23.3 million, a decrease of $8.3 million from $31.6 million at December 31, 1995. During the first six months of 1996, the Company used $2.8 million of cash in operating activities which consisted primarily of a net loss of $7.6 million, offset by depreciation and amortization expense of $3.7 million and an increase in accounts payable of $874,000.

During the first six months of 1996, the Company purchased capital equipment totaling $2.8 million. Of this amount, $1.7 million was purchased with cash and $1.1 million was acquired through the capitalization of inventory. Capital equipment purchases for the remainder of 1996 are anticipated to be approximately $2.8 million.

At June 29, 1996, the Company's principal sources of liquidity consisted of its cash, cash equivalents and short-term investments. The Company currently anticipates that its existing cash, cash equivalents and short-term investments will be sufficient to satisfy the Company's cash requirements for at least twelve months. Actual cash requirements could differ materially from those expressed in the preceding forward-looking statement, as actual cash requirements are dependent on many factors, including: the ability of the Company to achieve its planned operating results and , if additional funds may be needed, the ability of the Company to secure additional funds with acceptable terms.

                           PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      The Company's Annual Meeting of Stockholders was held on June 6, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominees for directors were elected. A summary of the nominees and voting results are as follows:

            Nominee           Shares Voting For       Shares Withheld
            -------           -----------------       ---------------
      Gordon E. Eubanks, Jr         8,762,063               728,884
      Robert L. Puette              8,765,527               725,420
      Edward R. Kozel               8,765,477               725,470
      James P. Lally                8,770,377               720,570

The other matters presented and the voting of stockholders with respect thereto are as follows:

      (i) Proposal to approve an amendment to the Company's 1992 Stock Option Plan to, among other things, increase the number of shares of Common Stock reserved for issuance thereunder by 150,000 and to impose limits on stock option grants to employees to qualify the compensation associated with such grants as "performance-based" compensation within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

      For:  7,383,635   Against:  1,912,915           Abstained:  50,112
      Broker Non-Votes:  144,285

      (ii) Proposal to approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares:

      For:  8,982,020   Against:  311,279       Abstained:  53,363
      Broker Non-Votes:  144,285

       (iii) Proposal to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 28, 1996.

      For:  9,400,021   Against:  65,135        Abstained:   25,791

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)   Exhibits

        10.1 (1) 1992  Stock Option Plan, as amended.

        10.2 (2)  1992 Employee Stock Purchase Plan, as amended.

        27.1      Financial Data Schedule.

        (1) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-7075), which became effective on or about June 28, 1996.

        (2) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 33-80194) dated June 14, 1994.

   b)   Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NetFRAME Systems Incorporated
                                    Registrant

Date   August 8,  1996              /s/ Robert L. Puette
       ---------------              --------------------
                                    Robert L. Puette
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date  August 8, 1996                /s/ Dan McCammon
      --------------                ----------------
                                    Dan McCammon
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)