Form 10-Q
period 1996-09-28
NETFRAME SYSTEMS INC
filed 1996-11-07
CIK 818456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

    [X] Quarterly Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.

             For the quarterly period ended September 28, 1996

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

                                  Yes  X   NO
                                     ----     ----


As of November 4, 1996 there were 13,835,236 shares of the registrant's common stock outstanding.

                          NETFRAME SYSTEMS INCORPORATED

                                    FORM 10-Q
                               SEPTEMBER 28, 1996
                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I.    FINANCIAL INFORMATION

     Item 1.      Consolidated Condensed Financial Statements

                  Consolidated Condensed Statements of Operations -
                      Three months and nine months ended
                       September 28, 1996 and September 30, 1995                               3

                  Consolidated Condensed Balance Sheets -
                      September 28, 1996 and December 31, 1995                                 4

                  Consolidated Condensed Statements of Cash Flows -  Nine months
                      ended September 28, 1996 and September 30, 1995                          5

                  Notes to Consolidated Condensed Financial Statements                         6

     Item  2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                             7-12

PART II.   OTHER INFORMATION

     Item  2.     Changes in Securities                                                       13

     Item  6.     Exhibits and Reports on Form 8-K                                            13


SIGNATURE PAGE                                                                                14

                         PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                          NETFRAME SYSTEMS INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                 Three months ended                  Nine months ended
                                                -----------------------            ------------------------
                                                Sep. 28,        Sep.30,            Sep. 28,        Sep. 30,
                                                  1996            1995               1996            1995
                                                --------        -------            --------        --------
Net revenue                                    $ 18,188        $ 21,969           $ 57,067        $ 55,026
Cost of revenue                                  12,722          11,498             34,957          28,793
                                               --------        --------           --------        --------
Gross profit                                      5,466          10,471             22,110          26,233
Operating expenses:
     Research and development                     3,736           3,063             11,280           9,088
     Selling, general and administrative          9,636           7,629             27,006          24,582(1)
                                               --------        --------           --------        --------
        Total operating expenses                 13,372          10,692             38,286          33,670
                                               --------        --------           --------        --------
Operating loss                                   (7,906)           (221)           (16,176)         (7,437)
Interest and other income, net                      222          (1,727)(2)            855          (1,067)(2)
                                               --------        --------           --------        --------
Loss before income taxes                         (7,684)         (1,948)           (15,321)         (8,504)
Benefit for income taxes                             --              --                 --            (277)
                                               --------        --------           --------        --------
Net loss                                       ($ 7,684)       ($ 1,948)(2)       ($15,321)       ($ 8,227)(1&2)
                                               ========        ========           ========        ========


Net loss per share                             ($  0.56)         ($0.14)(2)       ($  1.12)         ($0.61)(1&2)
                                               ========        ========           ========        ========


Number of shares used in computing
     per share amounts                           13,791          13,511             13,694          13,471
                                               ========        ========           ========        ========

(1) Includes a charge of $1.4 million or $0.10 per share associated with the write-off of application software and related costs in connection with a decision to discontinue a management information system upgrade. Net loss, excluding this charge for the nine months ended September 30, 1995, would have been $6.8 million or $0.50 per share.

(2) Includes a charge of $2.2 million or $0.16 per share in the third quarter of 1995 resulting from a settlement for a class action lawsuit. Net income, excluding this charge for the third quarter of 1995, would have been $265,000 or $0.02 per share. Net loss excluding this charge for the nine months ended September 30, 1995, would have been $6.0 million or $0.45 per share.


                             See accompanying notes

                          NETFRAME SYSTEMS INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                                                             Sep. 28          Dec. 31
                                                                                              1996              1995
                                                                                             -------          -------
Current assets:                                                                            (unaudited)
     Cash and cash equivalents                                                               $ 17,234        $ 18,340
     Short-term investments                                                                     2,000          13,304
                                                                                             --------        --------
        Total cash, cash equivalents and short-term investments                                19,234          31,644
     Accounts receivable, net                                                                  14,568          16,623
     Inventories                                                                               11,237          10,680
     Other current assets                                                                         922           1,244
                                                                                             --------        --------
           Total current assets                                                                45,962          60,191
Property and equipment, net                                                                    11,121           9,823
Other assets, net                                                                               1,851           1,684
                                                                                             --------        --------
                                                                                             $ 58,934        $ 71,698
                                                                                             ========        ========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $  7,488        $  6,374
     Accrued compensation and benefits                                                          3,550           2,866
     Accrued warranty                                                                             609           1,003
     Deferred revenue                                                                           1,808           1,532
     Other accrued liabilities                                                                  1,027             729
                                                                                             --------        --------
           Total current liabilities                                                           14,482          12,504
Commitments and contingencies
Stockholders' equity:
     Common stock                                                                                  14              14
     Additional paid-in-capital                                                                73,147          72,568
     Accumulated deficit                                                                      (28,709)        (13,388)
                                                                                             --------        --------
           Total stockholders' equity                                                          44,452          59,194
                                                                                             --------        --------

                                                                                             $ 58,934        $ 71,698
                                                                                             ========        ========


                             See accompanying notes.

                          NETFRAME SYSTEMS INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                               Nine months ended
                                                                          -----------------------------
                                                                          Sep. 28, 1996    Sep. 30, 1995
                                                                          -------------    -------------
Cash flows from (required for) operating activities:
Net loss                                                                   ($ 15,321)       ($  8,227)
Items not requiring the current use of cash:
    Amortization of deferred compensation                                         --               60
    Loss on disposal of capital assets                                           416            1,375
    Depreciation and amortization                                              6,098            3,749
Changes in items affecting operations:
    Accounts receivable                                                        2,055            8,292
    Inventories                                                                 (557)             133
    Other current assets                                                         322             (596)
    Accounts payable                                                           1,114            1,160
    Accrued liabilities                                                          864            3,423
                                                                           ---------        ---------
Cash generated from (required for) operating activities                       (5,009)           9,369

Cash flows from (required for) investing activities:
Acquisitions of property and equipment                                        (5,739)          (4,211)
Other assets                                                                  (2,241)            (355)
Purchase of available-for-sale securities                                    (35,500)        (121,800)
Maturities of available-for-sale securities                                   46,804          119,800
Purchase of held-to-maturity investments                                          --           (6,241)
Sale of held-to-maturity investments                                              --           13,600
                                                                           ---------        ---------
Cash generated from investing activities                                       3,324              793

Cash flows from (required for) financing activities:
Payments on short-term borrowings                                                 --           (1,048)
Payments on capital lease obligations                                             --              (69)
Payments on stockholders' notes receivable                                        --              (15)
Issuance of common stock, net                                                    579              731
                                                                           ---------        ---------
Cash generated from (required for) financing activities                          579             (401)

Net increase (decrease) in cash and cash equivalents                          (1,106)           9,761
Cash and cash equivalents at the beginning of the period                      18,340            9,748
                                                                           ---------        ---------
Cash and cash equivalents at the end of the period                         $  17,234        $  19,509
                                                                           =========        =========

Supplemental disclosures:
Cash paid during the period for:
    Interest                                                                      --        $       4
    Income taxes                                                           $      25        $      25



                             See accompanying notes

                          NETFRAME SYSTEMS INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   QUARTERLY CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1995 included in the Annual Report on Form 10-K. The accompanying statements include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for the full year.

     Certain reclassifications have been made to prior year amounts to conform with the 1996 presentation.

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                                            Sep. 28, 1996    Dec.  31, 1995
                                                                            -------------    --------------

         Raw materials                                                         $   3,455       $    1,954
         Work in process                                                             588            2,411
         Finished goods                                                            7,194            6,315
                                                                               ---------       ----------
                                                                               $  11,237       $   10,680
                                                                               =========       ==========

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

                          NETFRAME SYSTEMS INCORPORATED

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

This section contains certain trend analysis and forward-looking statements. Actual results may differ materially from the results described in such trend analysis and forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Business Factors".

INTRODUCTION OF CLUSTERSYSTEM 9000:

On October 21, 1996, subsequent to the end of the third quarter, the Company announced its new server system, called the NetFRAME ClusterSystem 9000. This new platform is based on Intel's Pentium(R) Pro processor utilizing the industry-standard PCI protocol for input and output. The server system features triple peer PCI architecture and an on-board LAN called Intrapulse(TM) to monitor the basic heartbeat of the system and recover from many types of failures automatically. The Company seeks to price its new product offering to improve price competitiveness between its products and those of traditional PC-based server competitors. First customer shipment is currently expected in the fourth quarter of 1996 and volume production is expected to commence in early 1997.

RESULTS OF OPERATIONS

NET REVENUE AND GROSS MARGIN:

                                   Three months ended               Nine months ended
                                ------------------------      -------------------------
(in thousands)                  Sept 28,        Sept 30,        Sept 28,       Sept 30,
                                 1996             1995           1996            1995
                                -------    -------------      ----------     ----------
Net Revenue                     $18,188        $21,969        $57,067        $55,026

Domestic Sales                  $17,046        $19,020        $52,228        $46,121
   Percent of net revenue            94%            87%            92%            84%

Export Sales                    $ 1,142        $ 2,949        $ 4,839        $ 8,905
   Percent of net revenue             6%            13%             8%            16%

Gross Margin                         30%            48%            39%            48%


Net revenue decreased 17% for the third quarter and increased 4% for the first nine months of 1996 when compared to the same periods in the prior year. The decrease in net revenue from the comparable quarter was primarily due to a decrease in unit sales for the third quarter of 1996 partially offset by a shift in product mix resulting in higher average sales prices. The increase in net revenue for the first nine months of

1996 when compared to the first nine months of 1995 was primarily due to a shift in product mix resulting in an increase in average sales prices that was partially offset by lower unit sales. The Company believes that it will not achieve revenues above the levels of the first three quarters of 1996 until it has completed full transition to next-generation products. There can be no assurance that the Company can successfully transition to the next generation of products, that the transition to a next generation of products will result in increased unit sales or revenues or that customer uncertainty with respect to the upcoming transition to next-generation products and that existing price competition will not continue to have an adverse effect on the Company's business, results of operations or financial condition. In addition, there can be no assurance that many of the factors that negatively impacted operating results in the first nine months of 1996 will not continue to have an adverse impact on the Company's operating results going forward.

Export net revenue decreased as a percentage of total net revenue for the third quarter and first nine months of 1996 when compared to the same periods in the prior year. These decreases were due to a combination of factors including significant turnover of international sales headcount and shipment delays pending secured financing from certain international customers. Because of these factors, there can be no assurance that the Company will be able to increase international revenues in the near future.

The Company recognizes revenue upon shipment of product and records allowances for estimated uncollectible accounts and sales returns. For the third quarter of 1996 when compared to the corresponding period of 1995, the Company experienced a slightly lower level of sales returns. For the first nine months of 1996 as compared to the same period of 1995, the Company had significantly lower returns. While the Company has recorded and continues to record allowances for estimated sales returns and uncollectible accounts, there can be no assurance that such estimates regarding allowances will be adequate.

In order for the Company to increase its net revenue it must continue to develop and introduce new products. Any delay in this process, deferral of purchases by customers in anticipation of such new product introductions, difficulties encountered in introducing these new products, or failure of these products to achieve market acceptance or to compete successfully with alternatives offered by other vendors could adversely affect net revenue and profitability.

Gross margins were 30% and 39%, respectively, for the third quarter and first nine months of 1996 as compared to 48% for the same periods one year ago. The decrease in gross margin for the third quarter of 1996 was primarily due to increased provisions for potential excess or obsolete inventory related to the Company's existing product line, sales of which may be affected by the Company's upcoming product transition. There can be no assurance that the Company will not experience additional inventory provisions if unit sales and net revenues continue to decrease. For the first nine months of 1996, gross margins were also negatively impacted by the Company's ongoing strategy of lowering end-user list prices of certain of the components it sells. The Company expects continued gross margin pressure through fiscal 1996 and into 1997 as a result of this pricing strategy and as a result of the upcoming product transition.

OPERATING EXPENSES:

                                            Three months ended            Nine months ended
                                       ------------------------------  ---------------------
(in thousands)                           Sept 28,         Sept 30,     Sept 28,     Sept 30,
                                           1996             1995         1996         1995
                                         --------         --------     --------     -------
Research & development                  $ 3,736        $ 3,063        $11,280        $ 9,088
    Percent of net revenue                   21%            14%            20%            17%

Selling, general & administrative       $ 9,636        $ 7,629        $27,006        $24,582
    Percent of net revenue                   53%            35%            47%            45%

Total Operating Expenses                $13,372        $10,692        $38,286        $33,670
    Percent of net revenue                   74%            49%            67%            61%


Research and development expense increased for both the third quarter and first nine months ending September 28, 1996, when compared to the same periods one year ago. Expenses for 1996 increased primarily due to consulting, product prototype expenses and equipment leases. The Company expects that research and development expenses will continue to increase for the remainder of fiscal 1996 as the Company continues to invest in research and development, although these expenses can vary from period to period primarily due to variable spending on product prototypes.

The Company operates in a rapidly changing and highly competitive marketplace and, as a result, believes it is critical to continue to make substantial investments in research and development activities in order to maintain its competitive position.

The Company implemented a reduction in force during the third quarter of 1996 that affected 13% of its workforce, including both employees and contractors, in an effort to lower its expense structure. Selling, general and administrative expenses for the third quarter of 1996 increased to 53% of net revenue from 35% for the same period in 1995 due to costs related to this reduction in force, a specific bad debt provision, increased advertising and certain increased salary-related expenses. Expenses for the first nine months of 1996 were 47% of net revenue as compared to 45% for the comparable period in 1995. The increase was primarily attributable to certain increased salary-related expenses, severance costs, bad debt expense and increased advertising and promotions in 1996 that were partially offset by a one-time charge to discontinue a management information system upgrade in the first quarter of 1995. The Company intends to continue to invest in advertising and channel-development strategies as it transitions to its new product platform.

INTEREST AND OTHER INCOME, NET:

Interest and other income, net, increased for the third quarter and first nine months of 1996 when compared to the same periods in the prior year due primarily to a charge of $2.2 million in the third quarter of 1995 resulting from the settlement of a class action lawsuit against the Company. This was offset slightly by lower interest income due to lower cash balances in 1996.

PROVISION (BENEFIT) FOR INCOME TAX:

The Company recorded no provision for income taxes for the third quarter or the first nine months ended September 28, 1996, and a benefit of $277,000 for the first nine months of 1995. The Company provides for income taxes (benefits) during interim reporting periods based upon an estimated annual effective tax rate, applied to income (loss) before income taxes.

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

As previously noted, first customer shipment of the ClusterSystem 9000 is currently expected in the fourth quarter of 1996 and volume production is expected to commence in early 1997. However, the Company does not expect to achieve significant revenue growth until the full impact of the product transition is realized in 1997. Even though the Company is optimistic about the prospects of its newly announced products, there can be no assurance that significant revenue growth will be forthcoming.

Any delay in the introduction or shipment of new products by the Company or the introduction or shipment of new products by the Company's competitors, could have a materially adverse effect on the Company's operating results. In addition, the Company's operating results may fluctuate as a result of a number of other factors, including variation in the size and timing of individual transactions, the timing of introduction and the market acceptance of new and enhanced versions of the Company's products, the mix of products sold, changes in pricing policies by the Company, variation in the mix of sales by distribution channel, mix in international and domestic sales, end users' capital spending cycles, changes in pricing policies by the Company's competitors or its suppliers, and the availability and cost of key components.

The Company's primary means of distribution is through VARs, systems integrators and distributors. The Company's business and financial results could be adversely affected in the event that the financial condition of the VARs and system integrators worsens to the point that it affects their ability to sell or pay for the Company's products. In addition, the Company is continuing its evaluation of its distribution channels. Any changes could result in fluctuations in net revenue, gross margins, and/or operating expenses. The Company cannot at this time determine the ultimate effect of these or other future distribution channel modification efforts on the Company's future operating results.

In response to requests by certain large customers, the Company has sold products directly to such customers. While these sales typically are at higher average selling prices, they may require the Company to incur additional installation and support obligations that would otherwise be provided by the Company's VARs and system integrators. The Company cannot at this time determine the ultimate effect on operating results of an increase or decrease in the level of direct sales. While the Company attempts to limit these direct sales in order to avoid conflicts with its existing distribution channels, there can be no assurance that an increase in direct sales will not adversely affect the Company's relationships with its VARs and system integrators. The Company believes that it will continue to rely on VARs and system integrators as its primary means of distribution and any disruption in these channels could have a material adverse effect on the Company's operating results.

In the first nine months of 1996, over 90% of the products sold by the Company utilized operating systems provided by Novell and Microsoft. Any problems in the use of these operating systems by end users could adversely affect the Company's sales.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 1996, the Company had cash, cash equivalents and short-term investments of approximately $19.2 million, a decrease of $12.4 million from $31.6 million at December 31, 1995. During the first nine months of 1996, the Company used $5.0 million of cash in operating activities which consisted primarily of a net loss of $15.3 million offset by depreciation and amortization expense of $6.1 million, a decrease in accounts receivable of $2.1 million, and an increase in accounts payable and accrued liabilities of $2.0 million. The decrease in accounts receivable was due to increased collections and lower revenue trends in fiscal 1996 relative to the period ended December 31,1995, and the increase in accounts payable resulted from working with the Company's vendor base relative to the timing of payments.

During the first six months of 1996, the Company purchased capital equipment totaling $5.7 million. Of this amount, $3.9 million was purchased with cash and $1.8 million was acquired through the capitalization of inventory. Capital equipment purchases for the remainder of 1996 are anticipated to be approximately $1.2 million.

At September 28, 1996, the Company's principal sources of liquidity consisted of its cash, cash equivalents and short-term investments. The Company currently anticipates that its existing cash, cash equivalents and short-term investments will be sufficient to satisfy the Company's cash requirements for at least twelve months. Actual cash requirements could differ materially from those expressed in the preceding forward-looking statements, as actual cash requirements are dependent on many factors, including: the ability of the Company to achieve its planned operating results and, if additional funds may be needed, the ability of the Company to secure additional funds with acceptable terms.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On October 24, 1996, the Board of Directors of the Company approved a Stockholders' Rights Plan having a 15% share acquisition trigger. The Rights Plan was executed in the form of a rights dividend with a record date of November 15, 1996. A Form 8-A was filed with the Securities and Exchange Commission on October 29, 1996 which included a copy of the Rights Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)    Exhibits

           27.1            Financial Data Schedule

     b)    Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended September 28, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NetFRAME Systems Incorporated
                                           Registrant

Date   November 8, 1996                    /s/ Robert L. Puette
       ----------------                    ------------------------------------
                                           Robert L. Puette
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date   November 8, 1996                    /s/ Dan McCammon
       ----------------                    ------------------------------------
                                           Dan McCammon
                                           Vice President, Finance and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)