Form 10-K
period 1996-12-31
NETFRAME SYSTEMS INC
filed 1997-04-14
CIK 818456

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

                                 (408) 474-1000
              (Registrant's telephone number, including area code)
                       -----------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq National Market on March 31, 1997) was approximately $22,699,784. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 31, 1997 was 13,978,445.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on July 23, 1997 is incorporated by reference in Part III of the Form 10-K to the extent stated herein.

                          NETFRAME SYSTEMS INCORPORATED
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                TABLE OF CONTENTS


                                           PART I
                                                                                        Page
                                                                                        ----
Item 1.    Business...................................................................    3

Item 2.    Properties.................................................................   12

Item 3.    Legal Proceedings..........................................................   12

Item 4.    Submission of Matters to a Vote of Security Holders........................   12


                                           PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters......   13

Item 6.    Selected Financial Data....................................................   14

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.................................................................   16

Item 8.    Financial Statements and Supplementary Data................................   21

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.................................................................   21

                                          PART III

Item 10.   Directors and Executive Officers of the Registrant.........................   22

Item 11.   Executive Compensation.....................................................   24

Item 12.   Security Ownership of Certain Beneficial Owners and Management.............   25

Item 13.   Certain Relationships and Related Transactions.............................   25


                                           PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............   26

Signatures ...........................................................................   43

PART I

ITEM 1.  BUSINESS.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This section contains certain trend analyses and forward-looking statements. Actual results may differ materially from the results described in such trend analyses and forward looking statements, Factors that might cause such a difference include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Factors."

GENERAL

NetFRAME Systems Incorporated (the "Company" or "NetFRAME") develops, manufactures, markets and supports a broad line of high-availability, clustered network servers for local and wide area networks. NetFRAME was one of the first companies to offer a high-availability open-systems server and began shipping commercial volumes in December 1989.

NetFRAME servers are characterized by high availability, scalability and adherence to industry standards. NetFRAME servers, combined with NetFRAME value added software, provide a high degree of availability which minimizes downtime resulting from hardware and software failures, system growth and maintenance. NetFRAME servers are scalable, enabling customers to add network connections as the number of users and applications on a local area network grows. This protects customers' investments in their servers and related products, while enabling them to respond to changing business conditions by adding new users and new applications. The Company's servers are compatible with industry standard network operating systems, including Novell's IntraNetware and Microsoft's Windows NT.

NetFRAME has a worldwide installed base of over 5500 servers. NetFRAME sells its products through a number of integrators and Value Added Resellers (VARs) worldwide.

The Company was incorporated in Delaware on March 26, 1992 to succeed the business of a California corporation named "NetFRAME Systems Incorporated" that was incorporated in August 1985. In addition, NetFRAME International Incorporated was incorporated in Delaware in 1995 to support international sales offices and is a wholly-owned subsidiary of the Company. Unless the context otherwise requires, the "Company" and "NetFRAME" refer to NetFRAME Systems Incorporated, a Delaware corporation, its California predecessor, and its wholly-owned subsidiaries. The Company's executive offices are located at 1545 Barber Lane, Milpitas, California 95035, and its telephone number is (408) 474-1000.

RECENT EVENTS

In March, 1997, the Company obtained an asset based revolving credit facility with CIT Group/Business Credit, Inc., Los Angeles, CA, to finance eligible accounts receivable and production inventory up to a maximum of $15.0 million, subject to certain net worth and other financial covenants. As of March 28, 1997, no amounts were outstanding and the Company's available borrowing base under this credit facility was approximately $6.0 million.

As a result of continuing product transition and pricing issues, the Company continued to experience significant operating and net losses and declining cash balances in the quarter ended March 29, 1997. See additional discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

1996 saw the Company's introduction of the second new server architecture in the Company's nine year history. The new NF9000 servers utilize industry-standard I/O boards and peripherals. This transition from the Company's proprietary MPSA I/O architecture to an I/O system based on the PCI and I2O (pronounced eye-two-oh) standards provides customers with the traditional NetFRAME benefits of reliability, availability and scalability, combined with the ability for lower-cost expansions by purchasing industry-standard I/O boards and peripherals at competitive pricing.

NetFRAME and the NetFRAME logo are registered trademarks, and MultiSpan, MPSA, Live-Logic, Live-Drive and Maestro are trademarks of NetFRAME Systems Incorporated. Other product names mentioned herein may be trademarks and/or registered trademarks of their respective companies.

In October 1996, NetFRAME introduced the NF9000. The new Pentium Pro-based platform delivers NetFRAME's traditional high-throughput, continuous availability and manageability on a cost-effective, 100% PC-compatible platform. The NF9000 platform features a number of technical innovations for the superserver marketplace. Unlike previous NetFRAME servers, which were based on the Company's proprietary MPSA I/O bus, the NF9000 incorporates industry standard PCI I/O architecture and DIMM memory. From a software standpoint, the NF9000 is fully PC-compatible allowing off-the-shelf software , including Microsoft NT and Novell IntraNetware to run out of the box. In addition, NetFRAME delivered several more industry firsts in the NF9000, including hot plug PCI, IntraPulse and Channel Start on PCI, thus continuing to lead the market in availability technology.

In 1996, NetFRAME introduced an innovative service program, NetFRAME's Methodology for Accountability through Partnership (NMAP). The program combines ongoing maintenance and responsibility for the entire server environment to address customer support problems that are common in client/server environments. Building on NetFRAME's established principles of providing data center-class customer service through full accountability to its customers, NMAP delivers tangible service and support programs to its customers through NetFRAME Service Providers. TS Web, a secure Internet subscription service designed for on-line communication between customers, business partners, and the NetFRAME Technical Support Group, provides for call tracking, case monitoring, and problem resolution. The result is a complete diagnostic process to solve customer problems. The full NMAP service was introduced in February 1997, giving NetFRAME resellers complete online access to NetFRAME's customer support system.

In June 1996, NetFRAME introduced the ClusterStore 9000, a new mass storage subsystem for NetFRAME servers. The rackmount storage subsystem provides storage capacity of up to 378GB, while offering the continuous availability and simplified management that NetFRAME users have come to expect. Storage options were further enhanced with the introduction, in August 1996, of the ClusterRAID 9000. This storage subsystem provides a RAID 5 hardware implementation designed to offer industry-leading performance and reliability. By increasing server storage capacity and reducing storage costs, NetFRAME makes it easy for corporations to effectively manage increasing volumes of network data.

In October 1996, the Company announced ClusterData, sophisticated clustering software that supports a range of server and storage redundancy and scalability options. ClusterData provides server failover among multiple IntraNetware systems without the need for a hot standby system. ClusterData uses Novell's industry-leading NetWare Directory Services (NDS) to enable IntraNetware users to build high-performance, highly reliable network serving environments by clustering multiple servers on a network. Management expects ClusterData to ship in 1997.

In August 1996, NetFRAME introduced the NF8560is, an intranet server solution designed to enable customers to create a structure for an intranet and have it up and running in less than sixty minutes. The new system is comprised of a high-capacity NetFRAME server, best-of-breed intranet software tools, NetFRAME's own Ready, Intranet, Go! software and a comprehensive range of templates, wizards, tutorials and scripts. Corporate intranets represent an important trend, as more companies deploy them to improve communications with employees, remote offices, business partners and customers. This announcement enables NetFRAME to provide a fully integrated solution to organizations who want to deploy an intranet for the first time.

In December 1996, NetFRAME introduced the NF9000is, a bundled hardware and software intranet solution based on the NF9000. Software includes the SamePage Groupware Suite from WebFlow Corporation, and the Build-IT visual application assembly environment from Wallop Software, combined with the second generation of NetFRAME's Ready, Intranet, Go! software, and pre-installed, pre-configured versions of a number of leading intranet software applications, including the Microsoft Windows NT Server, Microsoft Internet Information Server (IIS), Microsoft FrontPage authoring and Web site management software, Adobe Acrobat, and the Excite search engine. The NF9000is enables corporations to set up an intranet in less than sixty minutes.

In January 1996, NetFRAME and other leading enterprise computing vendors announced the formation of the I(2)O Special Interest Group and the pending availability of the I(2)O (Intelligent Input/Output) specification. The group's mission was to define and promote the I(2)O specification as the standard interface for high-performance I/O systems. The specification is being used by system, network and peripheral interface card and operating system vendors to simplify the task of building and maintaining high-performance I/O subsystems. In addition to NetFRAME, members of the I(2)O steering committee include 3Com Corporation, Compaq Computer, Hewlett-Packard Company, Intel Corporation, Microsoft Corporation, Novell, Inc., and Symbios Logic.

In May 1996, two new executives were appointed to the management team. These were Dan McCammon, Vice President of Finance and Chief Financial Officer and Bulent Erbilgin, Vice President of Engineering. Both have extensive experience in the high-technology industry and held senior positions in leading high-technology companies prior to joining NetFRAME.

PRODUCTS

NetFRAME's recently-introduced servers have been redesigned utilizing industry standard architecture employing the widely-used PCI bus, and complying with the I(2)O intelligent I/O standard that the Company was highly instrumental in establishing in the early part of 1996. The Company believes that its new family of NF9000 ClusterSystems significantly broadens the range of customers who will benefit from the traditional NetFRAME benefits of availability, scalability, reliability, data security, and performance, while requiring access to industry standard peripherals. The Company continues to provide support for the industry's leading PC-based networking operating systems.

The Company has also made significant investments in software that enhance the NF9000 hardware platform. This software includes an intranet server suite designed to help corporations set up an intranet infrastructure and the Company's breakthrough ClusterData software. ClusterData enables each IntraNetware server to act both as the primary server for its own users and as a backup server for one or more other servers. This approach maximizes the corporation's investment in computing resources, as each server in the cluster is responsible for a set of users and workload, while transparently providing backup for other servers in the cluster.

The NetFRAME server product line currently consists of the ClusterServer 8500, the newly introduced ClusterSystem 9000, and the NF9000is intranet solution. These server products support a variety of communications standards, including Ethernet, Token Ring, FDDI, TCP/IP, and SCSI-II. NetFRAME servers currently interconnect DOS, Windows, Windows NT, and Macintosh personal computers, computers supplied by International Business Machines Corporation ("IBM") and IBM-compatible vendors. Additionally, NetFRAME servers interconnect with workstations supplied by Sun Microsystems, Inc. and other UNIX workstation vendors.

NetFRAME servers are scalable to provide expandability within a specific model and upgradeability between various models in each product line. With the NF9000 product, customers can plug in additional Pentium Pro processor modules and standard memory modules and can select from a wide range of standard PCI cards and additional peripherals. With the 8500 family, customers can choose from products that expand the servers' storage capacity through the use of expansion cabinets and additional storage devices and expand I/O throughput through additional I/O Servers. These expansion characteristics allow NetFRAME products to deliver sustained value over a long period of time and provide organizations with the flexibility to easily and cost effectively manage changing network computing needs. This strategy protects a customer's server investment.

NF9000

The ClusterSystem 9000 is based on Intel's Pentium Pro processor. It is designed to maximize uptime, availability, scalability and manageability on a cost-effective, PC-compatible platform running Microsoft NT and Novell IntraNetware. The NF9000 can scale in place to support a four-way SMP complex, up to sixteen intelligent PCI I/O cards, 2GB of memory and over a terabyte of on-line storage.

The NF9000 is based on NetFRAME's unique triple-peer PCI bus design. Using system architecture experience gained from NetFRAME's MPSA design, the company has created a high-throughput, scalable PCI-based server, providing an aggregate I/O bus bandwidth of 400MB/sec. One of the keys to the triple-peer PCI design is the isolation of slower speed system services from performance-sensitive disk and network I/O traffic. Known as critical element solution, NetFRAME dedicates one of the three PCI buses to basic system services, such as BIOS, VGA controller, keyboard controller, mouse controller, and real-time clock. These elements are required to provide complete PC compatibility but run at ISA bus speed, limiting the sustained throughput of its PCI bus to 2MB/sec. Since other PC servers support only a dual-PCI bus design, the bandwidth of one of the two buses is typically used for these network services, leaving only a single PCI bus dedicated to performance-critical network and disk I/O dedicated to high speed devices. As a result, the NF9000 is able to offer two high-bandwidth PCI buses, or 266MB/sec, of truly usable I/O throughput -- double that of a typical PC server. At the same time, because the NF9000 design is based on standard PCI buses, customers still benefit from the availability of a wide range of off-the-shelf PCI interface cards.

In addition to offering a triple-peer PCI bus architecture, NetFRAME has incorporated industry-standard intelligent I/O (I(2)O) technology. The NF9000 is based on a split driver I/O model that separates the host operating system portion of the I/O driver from the portion that controls the specific device. The I(2)O specification was designed to facilitate intelligent I/O subsystems, with support for message-passing between multiple independent processors. By relieving the host processor complex of interrupt intensive I/O tasks required by the various layers of a driver architecture, the NF9000's intelligent I/O architecture improves I/O performance.

NetFRAME also introduced new Fault Isolation Canister technology with the NF9000. This enables users to 'hot plug' PCI buses and cards, without shutting down the system. The NF9000 is one of the world's first platform to offer a hot pluggable PCI interface. In addition, the NF9000 fully supports hot replaceable disk drives, power supplies and fans.

The NF9000 also incorporates NetFRAME's IntraPulse technology, a fully self-contained distributed monitoring and diagnostic system. Previously, self-monitoring subsystems have only been found in mainframe and minicomputer systems. Unlike the basic SNMP (Simple Network Management Protocol) system monitoring software that is available with some Pentium Pro servers, IntraPulse has its own embedded processors, software, internal network and power system. Where a system monitoring application that runs on the host operating system will simply fail when that server begins to experience problems or fails, IntraPulse will continue to operate and provide the system administrator with critical system information, regardless of the operational status of the server. This level of functionality is key for enterprise-class server applications, where continuous availability and 24-hour access are quickly becoming standard requirements.

The NF9000 contains nine dedicated IntraPulse processors, each responsible for monitoring one of the system's primary subsystems. IntraPulse monitors the NF9000's main processor board, the system interface, the backplane chassis controller, the Fault Isolation Canister, and the remote interface card. Additionally, IntraPulse maintains a system recorder, which records all system traffic in 128KB of NVRAM (Non-Volatile RAM) arranged as a circular queue. With real-time date and time referencing, the system recorder enables system administrators to re-construct system activity by accessing the log.

A typical entry level configuration of the NF9000 comprises one Pentium Pro host processor, one Ultra-Wide SCSI bus, one 10/100 Ethernet interface, 64MB of ECC memory, 4.3GB of storage, CD-ROM, electronics and storage power supplies, IntraPulse and NetFRAME's Maestro system management software.

The NF9000is is based on the NF9000 hardware platform combined with the SamePage Groupware Suite from WebFlow Corporation, and the Build-IT visual application assembly environment from Wallop Software. The server also includes the second generation of NetFRAME's Ready, Intranet, Go! software, and pre-installed, pre-configured versions of a number of leading Intranet software applications, including the Microsoft Windows NT Server, Microsoft Internet Information Server
(IIS), Microsoft FrontPage authoring and Web site management software, Adobe Acrobat, and the Excite search engine.

CLUSTERSERVER 8500 FAMILY

The 8500 family includes the ClusterServer 8570 and 8590. Based on NetFRAME's proven MPSA architecture, these systems can be easily expanded to support Symmetric Multiprocessing (SMP) and continuous availability features, including NetFRAME's unique Gemini mode processor redundancy and processor auditing. The systems can be expanded to support a twelve processor complex featuring 150MHz Pentium processors. The 8500 product family was the Company's top-of-the-line system, providing high availability for business critical computing environments until the introduction of the NF9000.

PRODUCTS SUMMARY

The Company derives substantially all of its net revenue from the sale of its servers, related expansion products, and software. These products are expected to continue to account for substantially all of the Company's net revenue. As a result, a reduction in demand for these products due to increased competition or a general decline in the market for network servers would have a material adverse effect on the Company.

Moreover, the market for network server products is new and developing. Although the Company believes there has been market acceptance for PC based file servers, a central feature of the Company's business strategy is to also promote broad acceptance of PC based servers for enterprise wide client/server, messaging and intranet applications. While the Company believes that its servers offer significant advantages for application serving, there can be no assurance that PC based servers will be widely adopted for this purpose. The adoption of PC based servers for application serving by organizations, particularly those which have historically relied upon minicomputers, mainframes, and specialized network communication devices for these needs, generally requires the acceptance of a new data processing strategy, which relies more heavily on the use of networks and distributed processing technologies. Organizations that have already invested substantial resources in other computer equipment and technologies may be particularly reluctant to adopt a new data processing strategy that may make their existing equipment obsolete. The adoption of the Company's servers for more advanced functions will depend heavily on the development of enabling technologies by third parties, primarily application software designed to operate on a server, and on the availability, cost and performance of alternative technologies. It is therefore difficult to predict with any assurance the future growth rate and size of this market. There can be no assurance that the market for PC based servers as application servers will develop, that necessary enabling technologies will be developed by third parties, or even that there will be continued market acceptance of the Company's servers as file servers.

TECHNOLOGY

The Company has developed an architecture which fully supports industry standard PCI bus and I20, first introduced on the NF9000 platform. This architecture, which is optimized for high throughput network computing, combines the high levels of performance and reliability found in minicomputers and mainframes with the compatibility and cost advantages of personal computers and workstations.

Several features of NetFRAME's new architecture contribute to its performance, availability, and manageability advantages:

         - Multiprocessor Enabling Software. The Company's value added software allows industry standard network operating systems to run without modification on NetFRAME servers. The software enables NetFRAME's multiprocessor based hardware to interface with IntraNetware and Windows NT Server operating system software.

         - System Availability. Features such as ECC memory, parity checking on all data paths, and automatic processor restart reduce downtime due to component failure and transient errors. NetFRAME's unique hot-pluggable PCI technology allows customers to swap key system components without affecting system operation and impacting users. System availability is further enhanced through IntraPulse, a self diagnosis system that monitors all primary subsystems. Where a system monitoring application that runs on the host operating system will simply quit when that server begins to experience problems or fails, IntraPulse will continue to operate and provide the system administrator with critical system information, regardless of the operational status of the server.

         - Scalability. NetFRAME servers can be upgraded with additional processors, memory, adapters, disk storage and peripherals. This is key in enabling customers to protect their investment in their systems by making additional resources available as new users or more demanding applications are added. Adherence to the PCI bus standard provides customers with a broad range of options from multiple suppliers.

         - Industry Standard Microcomputer Components and Software. NetFRAME servers use industry standard microprocessor components (such as Intel Pentium Pro processors) and operate with standard network operating system and application software. This approach offers the combined advantages of an advanced architecture and lower cost commodity components and software.

         - Manageability and Ease of Maintenance. The NetFRAME server architecture provides a structured method of internal communications between various hardware and software elements in the system. This approach has allowed NetFRAME to develop highly functional software that improves the manageability and ease of maintenance of the system through error tracking, error reporting and hardware and software control independent of the operating system. The Company's Maestro Cluster Management Software allows system administrators to dynamically manage and configure all resources in a ClusterServer. Maestro enables customers to reconfigure the system, make changes to the operating system and add users and storage, without interrupting network users.

         - Clustering. ClusterData provides server failover among multiple systems without the need for a hot standby system. Unlike many current fault-tolerant technologies, where a second system simply waits in standby mode, ClusterData enables each system to act both as the primary server for its own users and as a backup server. This approach maximizes the customer's investment in computing resources, as each server in the cluster is responsible for a set of users and workload, while transparently providing backup for other servers in the cluster.

SALES AND DISTRIBUTION

NetFRAME's products are primarily sold through VARs around the world. These VARs provide sales, service, support and integration functions on behalf of NetFRAME.

NetFRAME's channel strategy is to develop a world-class VAR channel, capable of ensuring excellent customer satisfaction with NetFRAME network servers, in business-critical networking environments. The Company's ongoing objective is to partner with a limited number of highly qualified network and systems integrators capable of integrating and supporting NetFRAME systems. In 1996, the Company developed the NetFRAME Systems Provider (NSP) Program which includes NetFRAME's best channel partners. The NSPs are the principal sales, service, and support channel for NetFRAME systems. The NSPs have demonstrated an ongoing investment in the infrastructure needed to sell and support NetFRAME installations, through strong sales and technical proficiency throughout the NetFRAME product line. NSPs are well versed in NetFRAME's architectural direction and can develop and present complex network solutions to corporate customers. NSPs have core sales and pre-sales technical capabilities in NetFRAME systems. They have demonstrated an adequate level of commitment to selling NetFRAME solutions. In support of its NSPs, NetFRAME maintains a field organization of over 25 sales managers worldwide and 3 systems engineers internationally, as well as a North American pre-sales technical engineering team. International resellers provide spare parts, service and support for the entire NetFRAME product line. See Note 4 of Notes to Consolidated Financial Statements.

In 1996, 1995 and 1994, 9%, 15% and 16%, respectively, of the Company's net revenue was derived from export sales. This revenue is subject to the risks associated with international operations, including currency exchange fluctuations, tariff regulations and requirements for export licenses, particularly with respect to the export of certain technology, which licenses may on occasion be delayed or difficult to obtain.

The Company's agreements with its NSPs and VARs (collectively the "Resellers") do not provide for any right of unsold product returns without prior approval. However, from time to time, the Company may accept the return of unsold products from a particular Reseller in order to preserve its relationship with the Reseller. In connection with the introduction by the Company of the new NF9000 product, the Company may experience a higher level of requests for returns of the NF8500 products. The Company's agreements with its Resellers also do not require them to offer the Company's products exclusively and may be terminated without cause. No assurance can be given that any Reseller will continue to offer the Company's products. In addition, many of the Company's Resellers are privately owned firms and some are not well capitalized. The Company is dependent on the viability and financial stability of its Resellers, which are in turn substantially dependent upon the growth of the personal computer and networking industries. The Company could be adversely affected if significant numbers of such Resellers stopped distributing the Company's products, requested returns of NF8500 products, or chose to emphasize the products of the Company's competitors. While the Company has recorded and continues to record allowances for estimated sales returns, there can be no assurance that such allowances will be adequate.

The Company is currently negotiating with additional third party distributors and resellers in order to extend the Company's sales, distribution and marketing reach of its products. There can be no assurance that the Company's negotiations will conclude successfully or that, if concluded, will result in incremental revenue.

CUSTOMER SERVICE AND SUPPORT

The Company believes that customer service and support is an important competitive factor in the computer networking market. Currently, the Company provides service and support through a combination of VARs, international resellers and its own support organization. In 1996, the Company introduced the NetFRAME Methodology for Accountability through Partnership (NMAP), a structured program for providing the highest levels of customer support through the reseller channel. NMAP is designed to bring data-center system availability to the client/server industry. It provides NetFRAME customers with pro-active server hardware and software management, enabling the company to offer customers a life-of-the-server maintenance program. The NMAP methodology formalizes traditional elements of service into specific Service Event Kits. There are NMAP kits available for planning, installing, maintaining and upgrading NetFRAME systems. Each kit is specific to a particular hardware/software environment and is designed to provide a complete, step-by-step procedure to deliver the service. NetLINK, a new service launched in February 1997, allows NetFRAME resellers to transparently and interactively access the NetFRAME NetLINK customer service system using Lotus Notes.

NetFRAME generally warrants its products to be free of defects in materials and workmanship for a period of one year.

COMPETITION

The Company faces substantial competition from the manufacturers of several different product types. Manufacturers of personal computers and workstations promote the high-end of their product lines as network servers. Established companies in this market include Compaq Computer Corporation, Data General Corporation, Dell Computers Incorporated, IBM, Sun Microsystems, Inc., and other manufacturers of personal computers and workstations. Manufacturers such as Digital Equipment Corporation, Hewlett-Packard Company, IBM, and Sequent promote some of their minicomputers and mainframes as being appropriate for use as network servers. As the Company promotes the adoption of its ClusterServers for more advanced functions, the Company may experience greater competition from both minicomputer and mainframe manufacturers and manufacturers of specialized network communication devices than it has in the past. In addition, manufacturers of personal computers, workstations, minicomputers or mainframes could develop and introduce server products similar to those of the Company. Most of the Company's current and potential competitors have substantially greater name recognition, more financial, technical, and marketing resources, and a much larger installed base than the Company. There can be no assurance that the Company will have the financial resources, technical expertise, or marketing, distribution, and support capabilities to compete successfully in the future. Competitive pressures have reduced the average selling price of some of the Company's products in each of the last three years. With the introduction of the NF9000, which incorporates more industry standard components, the Company expects to continue to face competitive pricing pressures relative to such components which are available from a number of established manufacturers. In addition, the Company is continuing to lower the end-user list price of certain of the components the Company sells. The Company has made these changes to its price list as part of an on-going pricing strategy intended to increase demand for the Company's products and increase its market share. Further competitive pressures could reduce market acceptance of the Company's products and result in additional price reductions and increases in expenses that could adversely affect the Company's business, operating results or financial condition.

The principal competitive factors in the market for the Company's products include compatibility with industry standards, compatibility with other vendors' networking products, high availability, price/performance, reliability, ease of use, scalability, and technical support. In 1996, the Company encountered increased competition with respect to each of these factors. In order to meet the challenges of technological change and respond to its competitors' innovations, the Company must continue to promptly and cost-effectively introduce new products and enhance existing products. There can be no assurance that the Company will be able to successfully introduce new products or enhance its existing products.

MANUFACTURING

NetFRAME performs final assembly and testing of its products in its facility in Milpitas, California. NetFRAME utilizes subcontractors for all major subassembly manufacturing, including all printed circuit board assemblies. NetFRAME has a comprehensive testing and qualification program to ensure that all subassemblies meet the Company's specification standards before going into final assembly and testing. The Company performs functional testing of all major subassemblies and tests all systems on operational networks in high temperature (40-C(Degree)) burn-in ovens for 48 hours.

Certain components used in the Company's products, including microprocessors, particularly Intel's Pentium Pro, certain other integrated circuits, and power modules, are presently available from single sources, and certain other components are available from limited sources. In addition, certain of the Company's subassemblies are manufactured by a single third party vendor and the Company plans to further subcontract and outsource its major subassemblies. The inability to develop alternative sources for sole or limited source components or to obtain sufficient components, or the loss of a key subassembly manufacturer, could result in delays or reductions in product shipments which would adversely affect the Company's operating results.

In 1995, NetFRAME received ISO 9002 certification for its Milpitas manufacturing facility. ISO 9002 is a universally accepted set of standards that define quality assurance levels and provide quality management guidance for manufacturing. Certification is granted after extensive reviews of a company's quality infrastructure by third party auditors.

RESEARCH AND DEVELOPMENT

The computer networking industry is characterized by rapid technological change and is highly competitive with respect to timely product innovation. Accordingly, the Company believes that its future success will depend upon its ability to develop, manufacture and market products which meet changing user needs, maintain technological leadership, and successfully anticipate and respond to technological changes in hardware and software standards on a cost-effective and timely basis. The Company's current research and product development activities are directed towards the design of a new generation of servers, cost reductions, and performance and expansion capability improvements in existing products.

The Company invests considerable resources in research and development. In 1996, 1995, and 1994, research and development expenses were $16.3 million, $12.4 million and $11.2 million, respectively. These are net of capitalized software development costs. All of the Company's research and development costs related to hardware are expensed as incurred. Software development costs are recorded in accordance with FAS No. 86. Approximately $170,000, $830,000 and $1.0 million relating to capitalized software remained in Other Assets as of December 31, 1996, 1995, and 1994, respectively. See Note 2 of Notes to Consolidated Financial Statements. The Company believes that technical leadership is essential to its success and expects that it will continue to spend substantial funds on research and development.

The market for the Company's products is characterized by rapidly changing technology and user needs that require significant expenditures for product development. The Company believes that its future success will depend upon its ability to develop, manufacture, and market products that meet changing user needs, maintain technological leadership, and successfully anticipate or respond to technological changes in hardware and software standards on a cost-effective and timely basis. There can be no assurance that any research and development efforts will be successfully completed or that future products will be available on a timely basis or achieve market acceptance. In addition, the Company is dependent on the development by third parties of enabling technologies, such as client/server, database, and communication software. The Company's failure to develop the modifications necessary to allow its servers to run future versions of industry standard operating systems or to develop new products or technological improvements, the unavailability of third party enabling technology or the Company's inability to adopt emerging industry standards would have a material adverse effect on the Company's business.

PROPRIETARY RIGHTS

The Company regards its servers as proprietary and relies primarily on a combination of copyright, trademark, trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect its products and technology. The Company does not hold any patents or have any patent applications pending. While the Company's ability to compete is affected by its ability to protect its proprietary information, the Company is of the opinion that, in view of the rapid pace of technological change in the industry, the combination of technical experience and innovative skills of its engineers is as important to its business as the legal protection of its proprietary information. However, the failure of the Company to effectively protect its trade secrets and other proprietary information, including the absence of patents, could have an adverse affect on the Company's business. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

The Company licenses certain network operating system and application software from third party developers for sublicense by NetFRAME with its systems. The Company also licenses certain software programs from third party developers and incorporates them in the Company's software products. Generally, such agreements grant to the Company non-exclusive, worldwide licenses with respect to the subject programs. While it may be necessary or desirable in the future to obtain licenses relating to sublicensed application software and incorporated technology from other parties, the Company believes that it could obtain this technology or similar technology on commercially reasonable terms from a number of licensors. However, there can be no assurance that the Company will be able to obtain this technology or similar technology on commercially reasonable terms. Also, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertions may not require the Company to enter into royalty arrangements or result in costly litigation.

EMPLOYEES

As of March 31, 1997, the Company employed 225 individuals, of whom 51 are employed in research and development, 104 in sales and marketing, 34 in manufacturing and 36 in administration and finance. The Company believes that its future success will depend, in part, on its ability to attract and retain highly skilled technical, marketing and management personnel. This is particularly important in the areas of product design and development, where competition for skilled personnel, particularly in the computer and networking industry is intense. To the extent that the Company is unable to attract and retain skilled employees as needed, the Company's business, financial condition and operating results could be materially adversely affected. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

The Company's principal administrative, product development, manufacturing and marketing facilities are located in two buildings, totaling 188,000 square feet, in Milpitas, California. One of these buildings, which houses the Company's principal product development and manufacturing facilities, is occupied under a lease agreement which expires in September 2002. The other building, which houses the Company's principal administrative, marketing and customer support facilities, is occupied under a lease which also expires in September 2002. The Company leases additional sales support offices throughout the United States in major metropolitan areas. The Company also leases sales support offices internationally in the metropolitan areas of Beijing, Hong Kong, London, Paris, Singapore, Sydney, and Toronto. These offices are leased for various terms ranging from monthly to two-year terms. The Company believes that its existing facilities should be adequate for its needs in the foreseeable future. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

On June 6, 1996, the Company was named as a defendant in a case brought by one of its value added resellers, Data Systems Network Corp. (DSN). The complaint alleges that NetFRAME breached its spare parts agreement as well as other agreements, interfered with DSN's business, and committed fraud through misrepresentation relative to such agreements. The complaint requests an unspecified amount in damages, costs, interest and attorneys' fees. In addition, the Company has filed a counterclaim against DSN for payment of certain overdue receivables. The Company believes that it has meritorious defenses, and intends to vigorously defend itself.

In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters, including DSN, will not have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1996.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF COMMON STOCK AND DIVIDEND POLICY

The Company's common stock trades on the Nasdaq Stock Market under the symbol "NETF." The following table sets forth for the periods indicated the high and low closing prices per share of the common stock as reported by the Nasdaq Stock Market.

Year ended December 31, 1996                                High          Low
----------------------------                                ----          ---
First quarter                                              $ 5.71       $ 4.58
Second quarter                                               5.79         5.12
Third quarter                                                3.79         2.71
Fourth quarter                                               3.79         2.47

Year ended December 31, 1995                                High          Low
----------------------------                                ----          ---
First quarter                                              $ 7.42       $ 5.46
Second quarter                                               6.13         4.58
Third quarter                                                7.08         5.50
Fourth quarter                                               6.50         5.21

As of March 31, 1997, there were approximately 350 stockholders of record of the Company's common stock. The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report on Form 10-K.


CONSOLIDATED STATEMENTS OF OPERATIONS DATA

(in thousands, except per share amounts)

Year ended December 31,           1996            1995             1994       1993          1992
----------------------------------------------------------------------------------------------
Net revenue                    $ 74,349        $ 76,434          $89,135    $66,935       $39,051
Operating income (loss)        $(29,034)(4)    $ (7,785)(1)      $ 4,988    $ 6,680(3)    $ 3,106
Net income (loss)              $(27,984)(4)    $ (8,052)(1,2)    $ 5,745    $ 7,223(3)    $ 3,249
Net income (loss) per share    $  (2.04)(4)    $  (0.60)(1,2)    $  0.42    $  0.53(3)    $  0.29
Number of shares used in
computing per share amounts      13,729          13,498           13,630     13,625        11,182


CONSOLIDATED BALANCE SHEET DATA

As of December 31,                1996         1995             1994       1993          1992
----------------------------------------------------------------------------------------------
Working capital                 $20,226      $47,687          $56,639    $54,271       $47,458
Total assets                    $50,309      $71,698          $76,971    $69,743       $56,065
Notes payable and capital
lease obligations               $  --        $  --            $    69    $   354       $ 1,032
Stockholders' equity            $31,798      $59,194          $66,381    $59,359       $50,398


(1) Includes a charge of $1.4 million or $0.10 per share associated with the write-off of application software and related costs in connection with a decision to discontinue a management information system upgrade. (See Note
2 of Notes to Consolidated Financial Statements).

(2) Includes a charge of $2.2 million or $0.16 per share resulting from a settlement of the class action lawsuit.

(3) Includes a charge of $1.6 million or $0.11 per share associated with the purchase of in-process research and development technology.

(4) Includes a charge of $2.5 million or $0.18 per share for excess and obsolete inventory associated with the NF8500 products.

QUARTERLY FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                  (UNAUDITED)

                                                    1996
                              --------------------------------------------------
                                FOURTH         THIRD         SECOND       FIRST
                               QUARTER       QUARTER        QUARTER     QUARTER
                              --------------------------------------------------
Net revenue                   $ 17,282      $ 18,188       $ 18,810    $ 20,069
Gross profit                  $  1,749 (3)  $  5,466       $  7,495    $  9,149
Operating loss                $(12,859)(3)  $ (7,906)      $ (5,169)   $ (3,101)
Net loss                      $(12,663)(3)  $ (7,684)      $ (4,873)   $ (2,764)
Net loss per share            $  (0.92)     $  (0.56)      $  (0.36)   $  (0.20)

                                                    1995
                              -----------------------------------------------
                                FOURTH       THIRD         SECOND       FIRST
                               QUARTER     QUARTER        QUARTER     QUARTER
                              -----------------------------------------------
Net revenue                   $ 21,408    $ 21,969       $ 19,910    $ 13,147
Gross profit                  $ 10,656    $ 10,471       $  9,830    $  5,932
Operating loss                $   (348)   $   (221)      $ (1,367)   $ (5,849)(1)
Net income (loss)             $    175    $ (1,948)(2)   $ (1,014)   $ (5,265)(1)
Net income (loss) per share   $   0.01    $  (0.14)(2)   $  (0.08)   $  (0.39)(1)


(1) Includes a net charge of $1.4 million or $0.10 per share associated with the write-off of application software and related costs in connection with a decision to discontinue a management information system upgrade.


(2) Includes a charge of $2.2 million or $0.16 per share resulting from a settlement for the class action lawsuit.

(3) Includes a charge of $2.5 million or $0.18 per share for excess and obsolete inventory, as well as a charge of $1.0 million or $0.07 per share for warranty expense, both such charges associated with the NF8500 products.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section contains certain trend analysis and forward-looking statements. Actual results may differ materially from the results described in such trend analysis and forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Business Factors."

OVERVIEW

Fiscal 1996 was a challenging year for the Company. NetFRAME experienced lower revenues generated from older technology and potentially lost revenues from late-to-market new products. Also, the Company's continued lowering of end-user list prices for certain components as part of an ongoing pricing strategy to increase demand for the Company's products and increase market share resulted in lower gross margins. The Company also invested substantially in research and development for its new product, the ClusterSystem 9000, which was introduced in October 1996 and began shipping units to customers and resellers in late November 1996. In addition, NetFRAME's gross margin decreased in the third and fourth quarters of 1996 primarily as a result of increased costs and provisions related to the transition from the NF8500 product line to the newly introduced NF9000 product line.

RESULTS OF OPERATIONS

The following table sets forth certain operating data, expressed as a percentage of net revenue, for each of the years ended December 31, 1996, 1995 and 1994.

                                                    1996        1995        1994
                                                    ----        ----        ----
Net revenue                                        100.0%      100.0%      100.0%
Cost of revenue                                     67.9        51.7        47.4
                                                   -----       -----       -----
Gross profit                                        32.1        48.3        52.6
Operating expenses:
   Research and development                         21.9        16.2        12.6
   Selling, general and admin.                      49.2        42.3        34.4
                                                   -----       -----       -----
     Total operating expenses                       71.1        58.5        47.0
                                                   -----       -----       -----
Operating income (loss)                            (39.0)      (10.2)        5.6
Interest and other income, net                       1.4        (0.7)        1.3
                                                   -----       -----       -----
Income (loss) before income taxes                  (37.6)      (10.9)        6.9
Provision (benefit) for income taxes                 --         (0.4)        0.5
                                                   -----       -----       -----
Net income (loss)                                  (37.6)%     (10.5)%       6.4%
                                                   =====       =====       =====


NET REVENUE

Net revenue was $74.3 million in 1996, $76.4 million in 1995, and $89.1 million in 1994, reflecting decreases of 2.7% in 1996 from 1995 and 14.2% in 1995 from 1994. The Company believes that customer expectations of its next-generation products coupled with more intense price competition on older products were the primary causes of the decrease in net revenue for 1996, when compared to 1995. In addition, the Company experienced higher-than-normal turnover in the sales management staff in 1996 when compared to 1995 and 1994 which the Company believes caused an adverse effect to net revenue for 1996. In the first quarter of 1995, the Company adopted a "component based" pricing system and lowered list prices of certain components as part of an on-going pricing strategy intended to increase demand for the Company's products and increase its market share. These changes lowered the average selling prices of the Company's products in 1995. The Company anticipates that some of the factors which negatively impacted operating results in 1996 may continue to have an adverse impact on the Company's operating results for at least the first half of fiscal 1997.

Export net revenue decreased to approximately 8.8% of net revenue in 1996, as compared to approximately 15.0% of net revenue in 1995. Export net revenue remained relatively constant as a percentage of net revenue in 1995 when compared to 1994. The decrease in export net revenue in 1996 was due to a combination of factors including significant turnover of international sales staff and shipment delays pending secured financing from certain international customers. The Company does not expect the level of international sales to increase in 1997 when compared to 1996. See Note 4 of Notes to Consolidated Financial Statements.

The Company recognizes revenue upon shipment of product and records allowances for estimated uncollectible accounts and sales returns. In 1996 the Company recorded an increase in estimated uncollectible accounts and sales return allowances. While the Company has recorded and continues to record allowances for estimated sales returns and uncollectible accounts, there can be no assurance that such allowances will be adequate.

In order for the Company to increase its net revenue it must continue to develop and introduce new products. Any delay in this process, deferral of purchases by customers in anticipation of such new products, difficulties encountered in introducing these new products, or failure of these products to compete successfully with alternatives offered by other vendors could adversely affect the Company's business, financial condition or results of operation.

GROSS PROFIT

Gross profit represents net revenue less cost of revenue. Cost of revenue consists primarily of the costs of material, labor and overhead, warranty expenses, customer service expenses, provisions for excess and obsolete inventory, software royalties, and amortization of capitalized software. Gross margins for 1996 were 32.1% as compared to gross margins of 48.3% for 1995 and 52.6% for 1994. The decreases in gross margins in 1996 and 1995 were primarily due to the increase in reserves for potential excess or obsolete inventory and the reduction of end-user list prices of certain of the components it sells as part of its on-going pricing strategy noted above. In addition, gross margins for 1996 were negatively impacted by increased provisions for warranty expenses related to the NF8500 products and continuing price pressure from the Company's competitors. Customer service expenses included in cost of sales increased approximately $1.1 million in absolute dollars in 1995 as compared to 1994. The increase was due primarily to the establishment of domestic parts bank inventories. The Company expects gross margins may decrease in 1997, when compared to 1996, as a result of anticipated continuing price competition and potential additional costs related to its product transition.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 31.7% to $16.3 million in 1996 from $12.4 million in 1995, and 10.4% in 1995 from $11.2 million in 1994 and represented 21.9%, 16.2%, and 12.6% of net revenues for 1996, 1995, and 1994, respectively. The increase in spending in 1996 when compared to 1995 was primarily due to the development of the Company's new generation 9000 series server and included increases in product prototype expenses, consulting and recruiting expenses. The increase in 1995 compared to 1994, was primarily due to higher depreciation and amortization and consulting expenses which were partially offset by lower product prototype and seminar expenses.

The Company records software development costs in accordance with Statement of Financial Accounting Standards No. 86 ("FAS 86"). To the extent that the Company capitalizes its product development costs, the effect is to defer such costs to future periods. Product development and support expenses may fluctuate annually depending in part upon the number and status of internal software development projects. See Note 2 of Notes to Consolidated Financial Statements.

The Company operates in a rapidly changing and highly competitive marketplace and, as a result, believes it is critical to continue to increase its investment in research and development activities in order to maintain its competitive position. There can be no assurance that any research or development efforts will be successfully completed or that future products will be available on a timely basis or achieve market acceptance.

SELLING, GENERAL AND ADMINISTRATIVE

Sales and marketing expenses increased 19.4% to $30.4 million in 1996 from $25.4 million in 1995 and remained flat in 1995 when compared to $25.5 million in 1994 and represented 40.8% of net revenue in 1996 compared to 33.3% and 28.6% in 1995 and 1994, respectively. The increase in sales and marketing expenses in 1996 when compared to 1995 resulted primarily from increases in headcount at the end of 1995 and the beginning of 1996, as well as costs related to a reduction in force, a specific bad debt provision, increased advertising and product promotions for the Company's introduction of the NF9000. Spending in 1995 was relatively flat with 1994 and resulted primarily from increases in headcount, along with associated travel and sales office expenses, and increased spending for professional services and product promotion. The Company intends to continue to invest in advertising and channel-development strategies in 1997 as it continues its transition to its new product platform.

General and administrative expenses decreased 9.1% to $6.3 million in 1996 from $6.9 million in 1995 and increased 32.5% in 1995 when compared to $5.2 million in 1994, and represented 8.4%, 9.0%, and 5.8% of net revenues for 1996, 1995, and 1994, respectively. The decrease in expenses in 1996, when compared to 1995 is primarily due to a one-time charge recorded in 1995 of $1.4 million associated with the write-off of application software and the related costs in connection with a decision to discontinue a proprietary management system software upgrade. Exclusive of the write-off, spending increased 13.5% in 1996 when compared to 1995 primarily due to salaries and salary-related expenses and legal fees, partially offset by lower consulting expenses. The increase in 1994 was consistent with the increase in net revenue and consisted primarily of increased headcount and professional service expenses. Additionally, in 1994 the increase was related to increased fees for the implementation of application software packages and for retirement benefits for an executive officer.

INTEREST AND OTHER INCOME, NET

Interest and other income, net, increased in 1996 when compared to 1995. The increase in 1996, when compared to 1995 was due primarily to a charge in 1995 of $2.2 million resulting from the settlement of a class action lawsuit against the Company. This was offset slightly by lower interest income earned in 1996 due to lower cash balances. Interest and other income, net, increased in absolute dollars in 1995 as compared to 1994 primarily due to higher average interest rates.

INCOME TAXES

The Company's effective provision (benefit) rate was 0%, (3%) and 6% for 1996, 1995 and 1994, respectively. The rates for 1996 and 1995 were less than the statutory rate of 34% due to limitations imposed under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes" for currently recognizing a financial statement benefit for the year's net operating loss. The tax rate for 1994 was less than the statutory rate of 34% due to the utilization of net operating loss and research and development tax credit carryforwards. At December 31, 1996, the Company had numerous tax loss and tax credit carryovers which expire in years 2007 through 2011. See Note 6 of Notes to Consolidated Financial Statements.

BUSINESS FACTORS

In the past, the Company has experienced fluctuations in its operating results and believes it will continue to experience fluctuations. The Company generally fills orders shortly after receipt from customers and, therefore, backlog at the beginning of a fiscal period represents only a small percentage of the product sales anticipated in that period. Further, a substantial portion of the Company's net revenue in each quarter generally results from orders received during the last few weeks of that quarter. The absence of significant backlog and the concentration of sales at the end of the quarter impairs the Company's ability to forecast and to control expense, production and inventory levels, which are controlled based on expected revenue. If anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high, and the Company's operating results for that quarter would be materially adversely affected.

As previously noted, first customer shipment of the ClusterSystem 9000 occurred in the fourth quarter of 1996. While sales of the NF9000 are expected to represent a majority of revenue in 1997, cumulative sales to date have been limited due to the short period of time since the introduction of the NF9000, the continuing effort to sell the older NF8500 product line, and the transition of the VAR's to selling the newer NF9000 product. The Company does not expect to achieve significant revenue growth unless the anticipated impact of the product transition is realized. Even though the Company is optimistic about the prospects of its newly announced products, unless the NF9000 products are sold in sufficient volume, including products expected to be developed and released in 1997, the Company does not anticipate returning to profitability. Management has developed a program to liquidate inventory of the older products and believes that it has appropriately valued the inventory. At this time, management cannot estimate a range of amounts of loss that could occur if the program is not successful.

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

The Company's primary means of distribution is through VARs, system integrators, and distributors. The Company's business, financial conditions, and operating results could be adversely affected in the event that the generally weak financial condition of its VARs and system integrators worsens to the point that it affects their ability to sell or pay for the Company's products. The Company recently segregated the number of VARs with which it does business between those authorized to resell and support all of the Company's products and those limited to the resell and support of the Company's products prior to the NF9000. Management is actively working to collect the outstanding balances and believes no additional reserves are necessary. At this time, management cannot estimate a range of amounts of loss that could occur if the collections efforts are not successful. The Company is continuing its evaluation of its distribution channels. Any changes could result in fluctuations in net revenue, gross margins, and/or operating expenses. The Company cannot at this time determine the ultimate effect of these or other future distribution channel modification efforts on the Company's future operating results. See Note 4 of Notes to Consolidated Financial Statements.

In 1996, the majority of the products sold by the Company utilized operating systems provided by Novell and Microsoft. Any problems in the use of these operating systems by end users could adversely affect the Company's sales. The Company has a source code license and software distribution agreement with Novell, which expires by its terms on October 24, 1997, pursuant to which the Company is entitled to resell IntraNetware. The agreement also provides for Novell to share certain technical information with the Company concerning IntraNetware, which has assisted the Company in the development and marketing of its products. Novell has no obligation to continue to provide similar information in the future, and if Novell were to stop sharing technical information with the Company or were to favor competitors, the Company's business could be materially adversely affected.

The Company's products include certain components that are currently available only from single sources or limited sources. Any availability limitations, interruptions in supplies, or price increases relative to these components could materially adversely affect the Company's business, financial condition and operating results.

Because of the variety and uncertainty of various factors affecting the Company's operating results, and the fact that the Company participates in a highly dynamic industry, there may be significant volatility in the Company's common stock price.

LIQUIDITY AND CAPITAL RESOURCES

In 1996, the Company used $14.3 million of cash in operating activities which consisted primarily of a net loss of $28.0 million, offset by $8.2 million in amortization and depreciation, a decrease in accounts receivable of $2.4 million, an increase of $2.9 million in accounts payable and an increase of $3.1 million in accrued liabilities.


The Company used cash of $3.8 million in 1996 for the purchase of capital equipment for internal purposes. The Company currently plans purchases of capital equipment of approximately $2.0 million for 1997, which will either be purchased or internally-developed equipment, and will be used for research and development, demonstration purposes and test equipment. Actual capital expenditures could materially differ from those expressed in the preceding forward-looking statement, as actual capital expenditures are dependent on many factors, including, the ability of the Company to achieve its planned revenues and collections to generate the cash necessary to fund capital expenditures and the continued use of current capital assets without the need of replacement due to obsolescence, destruction or technology changes. The Company has no material commitments for the purchase of capital equipment. See Note 5 of Notes to Consolidated Financial Statements.

At December 31, 1996, the Company had cash, and cash equivalents of approximately $14.0 million. See Note 3 of Notes to Consolidated Financial Statements. In March 1997, the Company obtained an asset based revolving credit facility with the CIT Group/Business Credit, Inc., Los Angeles, CA, to finance eligible accounts receivable and production inventory up to a maximum of $15.0 million, subject to certain net worth and other financial covenants. As of March 28, 1997, no amounts were outstanding and the Company's available borrowing base under this credit facility was approximately $6.0 million. See Note 8 of Notes to Consolidated Financial Statements.

As a result of further product transition and pricing issues, the Company continued to experience significant operating and net losses and declining cash balances in the quarter ended March 29, 1997. As such, management recognizes the need to take certain actions if remaining cash balances and potential available borrowings under the revolving credit facility are to be adequate to satisfy the Company's cash requirements for the next twelve (12) months. These actions include: timely introduction of products currently under development; expanding distribution channels to increase revenue; and outsourcing certain business operations and further streamlining the Company's infrastructure to reduce product and operating costs. Specifically, the Company is negotiating with third party distributors and resellers with substantially greater resources to market, support and distribute its products. In addition, the Company is negotiating to consolidate certain corporate facilities and has taken measures to reduce its workforce. In the event the Company is unable to generate sufficient cash from operations or obtain necessary financing from other sources, management will be required, and is prepared, to sharply curtail certain of its existing business operations. See Notes 1 and 5 of Notes to Consolidated Financial Statements.

Actual cash requirements could differ materially from those expressed in the preceding forward-looking statements, as actual cash requirements are dependent on many factors, including the ability of the Company to achieve its planned operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
         The following Financial Statements are filed as part of this Report.

                                                                                Page No.
Report of Ernst & Young LLP, Independent Auditors.............................        28

Consolidated Balance Sheets as of December 31, 1996 and 1995..................        29

Consolidated Statements of Operations for each of the three fiscal years
in the period ended December 31, 1996.........................................        30

Consolidated Statements of Cash Flows for each of the three fiscal years
in the period ended December 31, 1996.........................................        31

Consolidated Statement of Stockholders' Equity for each of the three fiscal
years in the period ended December 31, 1996...................................        32

Notes to the Consolidated Financial Statements................................        33

         2.  INDEX TO FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of NetFRAME Systems Incorporated for the years ended December 31, 1996, 1995 and 1994 is filed as part of this report and should be read in conjunction with the Consolidated Financial Statements of NetFRAME Systems Incorporated.

Schedule II - Valuation and Qualifying Accounts                                       42

Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The directors and executive officers of the Company and their ages as of March 31, 1997, are as follows:

     NAME                  AGE            PRINCIPAL OCCUPATION/POSITION
     ----                  ---            -----------------------------
Robert L. Puette            55      Chairman of the Board, President and Chief
                                    Executive Officer of the Company

Gordon E. Eubanks, Jr.      50      Director of NetFRAME Systems, Inc.,
                                    President and Chief Executive Officer of
                                    Symantec Corporation

Edward R. Kozel             41      Director of NetFRAME Systems, Inc., Vice
                                    President, Business Development, and Chief
                                    Technical Officer of Cisco Systems, Inc.

Marty DiPietro              52      Vice President, Operations

Dan McCammon                48      Vice President, Chief Financial Officer and
                                    Secretary

Bulent Erbilgin             42      Vice President, Engineering

Terry Hartsfield            53      Vice President, Customer Satisfaction and
                                    Chief Quality Officer

Steve Huey                  44      Vice President, Marketing

The Company's executive officers are appointed annually by, and serve at the discretion of, the Board of Directors. Each executive officer is a full time employee of the Company. There is no family relationship between any executive officer or director of the Company.

         Robert Puette was a Director of the Company from June 1992 until January 1995, when he joined the Company as President and Chief Executive Officer. In January 1996, he became Chairman of the Board. From November 1993 to December 1994, Mr. Puette was an independent consultant in the computer and networking fields. From June 1990 to October 1993, Mr. Puette served as President, U.S. Sales and Marketing of Apple Computer, Inc., a personal computer manufacturer. From 1966 to June 1990, he held various positions with Hewlett-Packard Inc., most recently as General Manager of the Personal Computer Group, where he was responsible for the worldwide personal computer and terminal business. Mr. Puette holds a B.S. degree in industrial engineering from Northwestern University, Evanston, Illinois, and an M.S. degree in operations research from Stanford University. Mr. Puette currently serves as a director of Cisco Systems, Inc. and Quality Semiconductor Inc.

         Gordon Eubanks has served as Director of the Company since June 1992. Since 1983, he has served as President, Chief Executive Officer and a member of the Board of Directors of Symantec Corporation, a personal computer software company. Prior to founding Symantec in November 1983, Mr. Eubanks, was Vice President of Digital Research Inc.'s commercial systems division. Mr. Eubanks is also a director of TrueVision Inc. On February 26, 1993, criminal indictments were filed against Mr. Eubanks for allegedly violating various California Penal Code Sections relating to the misappropriation of trade secrets and unauthorized access to a computer system. On August 23, 1993, the Court recused the District Attorney's Office from prosecution of the action. On October 5, 1993, the State Attorney General and the District Attorney's Office filed a Notice of Appeal of the Order, and that appeal was argued on July 11, 1995. On September 8, 1995, the Court of Appeals reversed the recusal order. A petition for review of this decision by the California Supreme Court was granted on December 14, 1995. On November 19, 1996, the criminal indictments were dismissed at the request of the District Attorney.

         Edward Kozel has served as a Director of the Company since April 1996. Since 1989, he has held various senior management positions with Cisco Systems, Inc., the world's leading supplier of enterprise internetworking solutions, and is currently Vice President, Business Development, and Chief Technical Officer. Mr. Kozel is a director of Cybercash Inc.

         Marty DiPietro joined the Company in November 1988 as Vice President, Operations. From January 1988 to November 1988, he served as Vice President of Operations for Flextronics, Inc., a printed circuit board assembler. Prior to joining Flextronics, from 1986 to January 1988, he was Director of Manufacturing for Scientific Micro Systems, a computer peripherals manufacturer. Mr. DiPietro holds a B.S. degree in mechanical engineering from Florida Institute of Technology.

         Dan McCammon joined the Company in May 1996 as Vice President and Chief Financial Officer. From November 1994 to May 1996, Mr. McCammon was a consultant offering financial and general business services to software developers, internet service providers and a computer hardware manufacturer. From October 1992 to October 1994, he served as Chief Financial Officer of McAfee Associates, Inc., a software company. From September 1991 to May 1992, Mr. McCammon was employed at Authorware, Inc., a multimedia software company, as Chief Financial Officer. From April 1987 to August 1991, he was employed at Claris Corporation, a software company, as Chief Financial Officer. Mr. McCammon received a degree in business administration from North Texas State University, Denton, TX.

         Bulent Erbilgin joined the Company in April 1996 as Vice President, Engineering. Prior to joining the Company, he was employed at MasPar Computer Corporation, a supercomputer manufacturer, where he held various senior management positions, most recently as Vice President of Engineering, from June 1990 to February 1996. From February 1985 to May 1990, Dr. Erbilgin was employed at Zycad Corporation/Silicon Solutions Corporation, a computer manufacturer and Computer Aided Design (CAD) software development company, where he served in several senior management positions, most recently as Software Department Manager. Dr. Erbilgin received a B.S. degree in electrical engineering from Istanbul Technical University, Istanbul, Turkey, a M.S. degree in computer science and a Ph.D. in electrical engineering from Stanford University, Palo Alto, CA.

         Terry Hartsfield joined the Company in April 1995 as Vice President of Customer Satisfaction and Chief Quality Officer. From 1994 to 1995, he was employed at Nova Controls, a microprocessor based industrial controls firm, as President and Chief Executive Officer. From 1992 to 1994, Mr. Hartsfield was a management consultant for small companies and start-ups, offering solutions for process development and new product introduction. From 1986 to 1992, he held various director level positions in quality, service and support at Sun Microsystems. Prior to Sun Microsystems, Mr. Hartsfield held various financial and operating management positions at Apollo Computers and Digital Equipment Corporation. Mr. Hartsfield received a B.A. degree in accounting from Northeastern University, Boston, MA.

         Steve Huey joined the Company in January 1996 as Vice President of Marketing. From 1994 to 1995 he was employed at Zenith Data Systems as Vice President Marketing. From 1988 to 1994, Mr. Huey held various executive management positions with Epson America Incorporated. From 1973 to 1987, he held a variety of sales and marketing positions at IBM Corporation. Mr. Huey received a B.S. degree in business management from California State University, Long Beach, CA.

Except as set forth below, each of the nominees has been engaged in his principal occupation set forth above during the past five years. There is no family relationship between any of the directors and executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

Each non-employee director receives $750 for each Board and committee meeting attended. Non-employee directors also participate in the 1992 Directors' Stock Option Plan. The plan provides for the one-time grant of a nonstatutory stock option to purchase 30,000 shares of Common Stock to each of the Company's non-employee directors on the date on which such person is first elected as a director of the Company. The one-time grant vests ratably over three years from date of grant. The plan also provides for automatic, yearly grants of a nonstatutory stock option to purchase 5,000 shares of Common Stock to each of the Company's non-employee directors, with the first such grant to be made on the third anniversary of the date upon which each such non-employee director first became a director. The annual options vest 12 months from the date of grant. The plan provides that the exercise price of the options may not be less than the fair market value of the Common Stock on the date of grant of the options.

COMPENSATION OF EXECUTIVE OFFICERS

The following table shows, as to the Chief Executive Officer and each of the four other most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year, information concerning compensation paid for services to the Company in all capacities during the last three fiscal years.

                                                                                      LONG-TERM
                                                                                    COMPENSATION
                                                          ANNUAL COMPENSATION          AWARDS
                                                         ---------------------      ------------
                                                                                     SECURITIES
                                                                                     UNDERLYING          ALL OTHER
                                                         SALARY          BONUS        OPTIONS          COMPENSATION
NAME AND PRINCIPAL POSITION                  YEAR          ($)            ($)           (#)                ($)
---------------------------                  ----        ------          -----      ------------       ------------
Robert L. Puette                             1996        313,750        47,063         90,000            2,375(1)
Chairman, President and Chief                1995        300,000        48,000        320,000            2,310(1)
Executive Officer                            1994              0             0              0                0

Marty C. DiPietro                            1996        174,000        21,924         40,500            2,194(1)
Vice President, Operations                   1995        162,000        30,330         20,000            1,200(1)
                                             1994        153,833        36,024         25,000            2,112(1)

Steve Huey                                   1996        188,431        23,742         72,000           34,582
Vice President, Marketing                    1995              0             0              0                0
                                             1994              0             0              0                0

Terry Hartsfield                             1996        163,333        21,266         36,000            1,094(1)
Vice President, Customer Satisfaction        1995         96,564        21,700         60,000                0
and Chief Quality Officer                    1994              0             0              0                0

Bulent Erbilgin                              1996        131,250        18,008         63,000            1,094(1)
Vice President, Engineering                  1995              0             0              0                0
                                             1994              0             0              0                0

----------
(1) These amounts represent the Company's matching contributions under the Company's 401(k) plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership of Common Stock of the Company as of March 31, 1997 for the following individuals: (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock ("Principal Stockholders"); (ii) each of the Company's directors; (iii) each of the officers named in the Summary Compensation Table ("Named Officers"); and (iv) all directors and executive officers as a group.

                                                                        PERCENT
                                                           NUMBER OF      OF
        NAME                                              SHARES (1)     TOTAL
        ----                                              ----------    -------
PRINCIPAL STOCKHOLDERS(2)
  Heartland Advisors Inc. ............................     1,000,000      7.2%
  790 North Milwaukee St
  Milwaukee, WI 53202

DIRECTORS
  Edward R. Kozel ....................................        10,000       *
  Robert L. Puette ...................................        35,000(3)    *
  Gordon E. Eubanks ..................................        35,000       *

NAMED OFFICERS
  Marty C. DiPietro ..................................         1,245(3)    *
  Steve Huey .........................................             0(3)    *
  Terry Hartsfield ...................................         1,020(3)    *
  Bulent Erbilgin ....................................             0(3)    *
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP
  (8 persons) ........................................        82,265(3)   1.0

----------
* Less then one percent.

(1) The number and percentage of shares beneficially owned is determined under the rules of the Securities and Exchange Commission ("SEC"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 31, 1997 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2) This information was obtained from filings made with the SEC pursuant to Sections 13(d), 13(f) or 13(g) of the Securities Exchange Act of 1934, as amended.

(3) Does not include options which were repriced January 15, 1997, and are not available for exercise until July 16, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Report:

         1. Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements and Index to Financial Statement Schedules at Item 8 on Page 21 of this Report.

         2. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report:

EXHIBIT
NUMBER          EXHIBIT TITLE
-------         -------------
 3.1(1)   Amended and Restated Certificate of Incorporation.
 3.2(1) Bylaws of Registrant (Exhibit 3.3 in Registration Statement on Form S-1 Reg. No. 33-47259).
 4.1(1)   Form of Common Stock Certificate.
 4.2(1)   Article IV of Amended and Restated Certificate of Incorporation (see
          Exhibit 3.1).
 4.3(1) Form of Agreement and Plan of Merger between NetFRAME Systems Incorporated, a California corporation, and NetFRAME Systems Incorporated, a Delaware corporation.
 4.4(1) Form of Amended and Restated Registration Rights Agreement between Registrant and certain securities holders of Registrant.
 4.5(8)   Shareholder Rights Agreement.
10.1(1)+  1987 Stock Option Plan.
10.2(4)+  1992 Stock Option Plan, as amended.
10.3(7)+  1992 Directors' Stock Option Plan, as amended.
10.4(4)+  1992 Employee Stock Purchase Plan, as amended.
10.5(1)+ Form of Indemnification Agreement between Registrant and its officers and directors.
10.8(3)   Form of Authorized Value Added Reseller Agreement, as amended.
10.9(1)*  Form of Authorized Distributor Agreement.
10.10(1)* License Agreement between Registrant and Microsoft Corporation dated
          January 1, 1991, as amended.
10.11(1)* Source Code License and Software Distribution Agreement between
          Registrant and Novell, Inc. dated December 12, 1988, as amended. 10.13(1)* Independent Manufacturer Support Program (IMSP) Agreement between
          Registrant and Novell, Inc. dated November 9, 1990.
10.14(1)* License Agreement between Registrant and Texas Instruments
          Incorporated dated May 1991.
10.15(1) Software Development and Production License Agreement between Registrant and Ready Systems Corporation dated December 14, 1988.
10.17(3)* Composite Signature Agreement for Novell Authorized OEMS between
          Registrant and Novell, Inc. dated January 28, 1994.
10.18(3) Agreement between Oracle Corporation and Registrant dated May 31, 1992, as amended.
10.19(2) Letter Agreement between Registrant and Network Peripherals, Incorporated dated March 16, 1992.
10.20(2) Software Agreement, Sublicensing Agreement and Software Service Agreement between Registrant and Unix System Laboratories, Inc. dated September 1992, as amended.
10.25(6) Lease agreement between Registrant and Limar Realty Corp. #1, dated February 20, 1995.

10.26(6) Lease agreement between Registrant and 1565 Barber Lane Holding Company, Inc., dated April 27, 1995.
10.27 CIT Group/Business Credit, Inc. Loan and Security Agreement dated March 28, 1997.
10.28+ Form of Change of Control Agreements entered into with Registrant, executive officers and certain key employees.
21.1      Subsidiaries of the Registrant (see page 45).
23.1      Consent of Ernst & Young LLP, Independent Auditors (see page 46).
25.1      Power of Attorney (see page 43).
27.1      Financial data schedule.

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 33-47259), which became effective on June 3, 1992. Except as noted, each exhibit listed in this index is incorporated by reference to the exhibit of the same number.

(2) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Reg. No. 33-54806), which became effective on December 3, 1992. Except as noted, each exhibit listed in this index is incorporated by reference to the exhibit of the same number.

(3) Incorporated by reference from the Registrant's Report on Form 10-K for the year ended January 1, 1994.

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-7075), which became effective on or about June 27, 1996.

(6) Incorporated by reference from the Registrant's Report on Form 10-Q for the quarter ended April 1, 1995. Exhibits 10.25 and 10.26 were exhibits 10.1 and 10.2, respectively, in the aforementioned Report on Form 10-Q.

(7) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 33-95592), which became effective on or about August 9, 1995.

(8) Incorporated by reference from the Registrant's Report on Form 8-A which became effective on November 25, 1996.

* Confidential treatment has been previously granted for certain portions of these exhibits..

+    Indicates management compensatory plan, contract or arrangement.


         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1996.

         (c) Exhibits. The Registrant hereby files as part of this Report the exhibits listed in Item 14(a)(2), as set forth above.

         (d) Financial Statement Schedules. See Item 14(a)(1) above.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NetFRAME Systems Incorporated

We have audited the accompanying consolidated balance sheets of NetFRAME Systems Incorporated as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetFRAME Systems Incorporated at December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company's recurring net losses and negative cash flow raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1 of Notes to Consolidated Financial Statements. The 1996 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ERNST & YOUNG LLP


San Jose, California
January 23, 1997

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)


December 31,                                                                        1996                 1995
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $    14,011          $    18,340
   Short-term investments                                                                 -               13,304
   Accounts receivable, net of allowance for
     doubtful accounts of $2,168 and $1,638 in 1996
    and 1995,  respectively                                                          14,203               16,623
   Inventories                                                                        9,741               10,680
   Other current assets                                                                 782                1,244
-----------------------------------------------------------------------------------------------------------------
     Total current assets                                                            38,737               60,191

Property and equipment, net                                                           9,930                9,823
Other assets, net                                                                     1,642                1,684
-----------------------------------------------------------------------------------------------------------------
                                                                                $    50,309          $    71,698
-----------------------------------------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $     9,236          $     6,374
   Accrued compensation and benefits                                                  4,461                2,866
   Accrued warranty                                                                   1,721                1,003
   Deferred revenue                                                                   2,037                1,532
   Other accrued liabilities                                                          1,056                  729
-----------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                       18,511               12,504



Commitments and contingencies
Stockholders' equity:
   Preferred stock, 2,000,000 shares ($.001 par value) authorized,
     none issued and outstanding                                                          -                    -
   Common stock, 20,000,000 shares ($.001 par value) authorized,
     13,835,000 and 13,602,000 issued and outstanding in 1996
      and 1995, respectively                                                             14                   14
   Additional paid-in-capital                                                        73,156               72,568
   Accumulated deficit                                                              (41,372)             (13,388)
-----------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                      31,798               59,194
-----------------------------------------------------------------------------------------------------------------
                                                                                $    50,309          $    71,698
-----------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)



Year ended December 31,                             1996          1995        1994
-------------------------------------------------------------------------------------

Net revenue                                      $ 74,349      $ 76,434      $ 89,135
Cost of revenue                                    50,489        39,545        42,216
-------------------------------------------------------------------------------------
Gross profit                                       23,860        36,889        46,919
Operating expenses:
         Research and development                  16,294        12,368        11,206
         Selling, general and administrative       36,600        32,306        30,725
-------------------------------------------------------------------------------------
Total operating expenses                           52,894        44,674        41,931
-------------------------------------------------------------------------------------
Operating income (loss)                           (29,034)       (7,785)        4,988
Interest and other income                           1,215         1,753         1,319
Interest and other expense                           (165)       (2,297)         (168)
-------------------------------------------------------------------------------------
Income (loss) before income taxes                 (27,984)       (8,329)        6,139
Provision (benefit) for income taxes                   --          (277)          394
-------------------------------------------------------------------------------------
Net income (loss)                                $(27,984)     $  8,052)     $  5,745
-------------------------------------------------------------------------------------
Net income (loss) per share                      $  (2.04)     $  (0.60)     $   0.42
-------------------------------------------------------------------------------------
Number of shares used in computing
per share amounts                                  13,729        13,498        13,630
-------------------------------------------------------------------------------------


See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash Flows
(in thousands)


Year ended December 31,                                                1996           1995         1994
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (REQUIRED FOR) OPERATING ACTIVITIES:
      Net income (loss)                                             $(27,984)     $  (8,052)     $  5,745
      Items not requiring the current use of cash:
           Stock compensation expense                                     --             66           151
           Loss on disposal of capital assets                             77          1,827            --
           Deferred taxes                                                 --          1,367          (720)
           Depreciation and amortization                               8,249          5,512         4,336
      Changes in items affecting operations:
           Accounts receivable                                         2,420          8,235        (6,892)
           Inventories                                                (3,547)        (3,159)       (3,368)
           Other current assets                                          462           (591)         (123)
           Accounts payable                                            2,862          1,281           707
           Accrued liabilities                                         3,145          1,748        (1,406)
---------------------------------------------------------------------------------------------------------
      Cash generated from (required for) operating activities        (14,316)         8,234        (1,570)

CASH FLOWS FROM (REQUIRED FOR) INVESTING ACTIVITIES:
      Acquisitions of property and equipment                          (3,805)        (6,109)       (5,128)
      Other assets                                                      (100)        (1,044)         (716)
      Purchase of available-for-sale securities                      (35,500)      (149,800)      (35,100)
      Sale of available-for-sale securities                           48,804        148,300        26,100
      Purchase of held-to-maturity securities                             --         (6,241)      (24,501)
      Maturity of held-to-maturity securities                             --         15,600        28,123
---------------------------------------------------------------------------------------------------------
      Cash generated from (required for) investing activities          9,399            706       (11,222)

CASH FLOWS FROM (REQUIRED FOR) FINANCING ACTIVITIES:
      Proceeds from short-term borrowings                                 --             --         1,048
      Repayment of short-term borrowings                                  --         (1,048)           --
      Payments on capital lease obligations                               --            (70)         (285)
      Payments on stockholders' notes receivable                          --            (14)            1
      Issuance of common stock                                           588            784         1,125
---------------------------------------------------------------------------------------------------------
      Cash generated from (required for) financing activities            588           (348)        1,889

Net increase (decrease) in cash and cash equivalents                  (4,329)         8,592       (10,903)
Cash and cash equivalents at the beginning of the period              18,340          9,748        20,651
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                  $ 14,011      $  18,340      $  9,748
---------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
      Other noncash charges:
           Capitalization of assets through inventory transfers     $  2,124      $   2,029      $  2,799
           Reclassification of inventory to other assets            $  2,362      $      --      $     --
      Cash paid during the period for:
           Interest                                                 $     --      $       4      $    135
           Income taxes                                             $     25      $      76      $  1,771

                             See accompanying notes.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)


                                                           COMMON   ADDITIONAL                STOCKHOLDERS'   DEFERRED      TOTAL
                                                          STOCK     PAID-IN    ACCUMULATED     NOTES          STOCK    STOCKHOLDERS'
                                                SHARES    AMOUNT    CAPITAL     DEFICIT      RECEIVABLE   COMPENSATION    EQUITY
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1993                     13,069      $13      $70,575      $(11,081)      $(15)      $(133)      $ 59,359

Stock compensation expense related
   to vesting of options                             --       --           84            --         --          --             84
Amortization of deferred stock compensation          --       --           --            --         --          67             67
Payments, interest, and forgiveness on notes
   receivable from stockholders                      --       --           --            --          1          --              1
Issuance of common stock under stock plans          326       --        1,125            --         --          --          1,125
Net income                                           --       --           --         5,745         --          --          5,745
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994                     13,395       13       71,784        (5,336)       (14)        (66)        66,381

Amortization of deferred stock compensation          --       --           --            --         --          66             66
Payments, interest, and forgiveness on notes
   receivable from stockholders                      --       --           --            --         14          --             14
Issuance of common stock under stock plans          207        1          784            --         --          --            785
Net loss                                             --       --           --        (8,052)        --          --         (8,052)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                     13,602       14       72,568       (13,388)        --          --         59,194

Issuance of common stock under stock plans          233       --          588            --         --          --            588
Net loss                                             --       --           --       (27,984)        --          --        (27,984)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                     13,835      $14      $73,156      $(41,372)      $ --       $  --       $ 31,798
----------------------------------------------------------------------------------------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The consolidated financial statements of NetFRAME Systems Incorporated (the Company) for the year ended December 28, 1996, have been prepared on a going concern basis. The Company has approximately $14.0 million of cash and cash equivalents at December 31, 1996, and has recently entered into an asset based revolving credit facility (see Note 8) to provide additional capital. However, the fiscal 1996 net loss of $28.0 million and the resulting $14.3 million of cash used in fiscal 1996 to fund operations coupled with the continuing competitive industry conditions indicates that management must take certain actions to continue operations with existing capital resources. These actions include: timely introduction of products currently under development; expanding distribution channels to increase revenue; and outsourcing certain business operations and further streamlining the Company's infrastructure to reduce product and operating costs. Specifically, the Company is negotiating with third party distributors and resellers with substantially greater resources to market, support and distribute its products. In addition, the Company is negotiating to consolidate certain corporate facilities and has taken measures to reduce its workforce. In the event the Company is unable to generate sufficient cash from operations or obtain necessary financing from other sources, management will be required to sharply curtail certain of its existing business operations.

2.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Consolidation

The Company develops, manufactures, markets and supports a broad line of high availability, clustered network servers for local and wide area networks. These network servers are distributed worldwide primarily through value added resellers (VARs) and systems integrators.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NetFRAME International Incorporated and NetFRAME Foreign Sales Corporation. All significant intercompany accounts and transactions have been eliminated.

Reclassification

Certain reclassifications have been made to prior year amounts to conform with the 1996 presentation.

Fiscal Year

The Company maintains a fifty-two/fifty-three week fiscal year cycle. Fiscal years 1996, 1995, and 1994 ended on December 28, 1996, December 30, 1995, and December 31, 1994, respectively. For convenience, the accompanying consolidated financial statements have been titled as ending on the last day of the calendar period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Cash Equivalents

The Company considers all highly liquid investments with minimum yield risks and maturities of less than 90 days at time of purchase to be cash equivalents.

Investments

The Company invests its excess cash in available-for-sale high quality debt and equity instruments. Available-for-sale securities are stated at fair market value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.

Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income.

On November 15, 1995, the FASB staff issued a special report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. In accordance with provisions in that Special Report, the Company chose to reclassify securities from held to maturity to available-for-sale. At the date of the transfer the amortized cost of those securities was $18,624,000 and the unrealized loss (gain) was $4,000, which is included in shareholders' equity (income).

Inventories

Inventories are stated at the lower of standard cost (which approximates first in, first out) or market. Inventories consist of the following:

                                                           December 31,
                                                     1996                  1995
                                                   -------               -------
     (in thousands)
Raw materials                                      $ 2,729               $ 1,954
Work in process                                      2,673                 2,411
Finished goods                                       4,339                 6,315
                                                   -------               -------
                                                   $ 9,741               $10,680
                                                   =======               =======

Capitalization of Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed". At December 31, 1996 and 1995, $171,000 and $828,000, respectively, of capitalized software development costs, net of accumulated amortization, are included in other assets. Amortization expense related to capitalized software development costs, which was included in cost of revenue, was $808,000 and $644,000 for the years ended December 31, 1996 and 1995, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the assets (one to five years). Property and equipment consist of the following:

                                                              December 31,
                                                           1996          1995
                                                         --------      --------
     (in thousands)
     Equipment                                           $ 25,176      $ 20,418
     Furniture and fixtures                                 1,702         1,450
     Leasehold improvements                                 3,171         2,778
                                                         --------      --------
                                                           30,049        24,646
     Less accumulated depreciation and amortization       (20,119)      (14,823)
                                                         --------      --------
                                                         $  9,930      $  9,823
                                                         ========      ========

In the first quarter of 1995, the Company wrote-off $1.4 million of application software and related costs in connection with a decision to discontinue a management system upgrade.

Revenue Recognition

The Company generally recognizes revenue and accrues related estimated royalty, warranty and sales returns provisions upon product shipment.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes".

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, (APB 25) "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Net Income (Loss) Per Share

Net income per share is based upon the weighted average number of outstanding shares of common stock, and dilutive common stock equivalents from the exercise of stock options and warrants (using the treasury stock method). Common stock equivalents from stock options and warrants are excluded from the computation if their effect is anti-dilutive.

Net loss per share is based upon the weighted average number of outstanding shares of common stock.

3.    FINANCIAL INSTRUMENTS

The Company has evaluated the estimated fair value of financial instruments. The amounts reported for cash and cash equivalents approximate the fair value due to their short maturities Investment securities are reported at their estimated fair value based on quoted market prices.

At December 31, 1996, available-for-sale securities consisted of commercial paper with a carrying value and estimated value of $10,600,000. These securities had a contractual maturity of less than one year and were classified as cash equivalents.

The following is a summary of available-for-sale securities at December 31, 1995:

                                          Available-for-Sale
                               -------------------------------------------------
                                             Gross         Gross       Estimated
                                           Unrealized    Unrealized       Fair
     (in thousands)              Cost         Gains        Losses         Value
                               --------    ----------    ----------    ---------
Auction preferred stock        $ 10,500     $     --      $     --      $ 10,500
Commercial paper                 18,624           --            (4)       18,620
                               --------     --------      --------      --------
                               $ 29,124     $     --      $     (4)     $ 29,120
                               --------     --------      --------      --------

4.    CONCENTRATION OF CREDIT RISK, OTHER CONCENTRATION AND RISKS AND GEOGRAPHIC
      DATA

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, short-term investments, and trade receivables. The Company invests in cash equivalents and short-term investments, primarily in money-market securities, auction preferred stock, commercial paper, and corporate notes. The Company is exposed to credit risks in the event of default by the issuer to the extent of the amount recorded on the balance sheet. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

The Company derives a substantial portion of its revenue from sales to VARs and systems integrators. Trade accounts receivable from VARs and systems integrators was approximately $13.0 million at December 31, 1996. The concentration of credit risk with respect to trade accounts receivable from VARs and systems integrators is limited due to the number and geographic dispersion of such customers. No single VAR or system integrator accounted for more than 8% of trade accounts receivable at December 31, 1996.

The Company's products include certain components that are currently available only from single sources or limited sources. Any availability limitations, interruptions in supplies, or price increases relative to these components could adversely affect the Company's financial results.

The Company is currently undergoing a product transition. Management has developed a program to liquidate inventory of the older products and believes that it has appropriately valued the inventory. At this time, management cannot estimate a range of amounts of loss that could occur if the program is not successful.

The Company recently segregated the number of VARs with which it does business between those authorized to resell and support all of the Company's products and those limited to the resell and support of the Company's products prior to the NF9000. Management is actively working to collect the outstanding balances and believes no additional reserves are necessary. At this time, management cannot estimate a range of amounts of loss that could occur if the collections efforts are not successful.

Export sales represent sales to the Company's customers primarily throughout Europe and Asia Pacific. Sales by the Company to customers in different geographic areas, expressed as a percentage of net revenue, for the periods ended were as follows:

                                                Years ended December 31,
                                           1996            1995            1994
                                           ----            ----            ----

Europe                                      3.7%            7.0%            7.0%
Asia Pacific                                5.1%            8.0%            5.9%
Other                                       -  %            -  %            2.7%
                                            ---            ----            ----
Total Export Sales                          8.8%           15.0%           15.6%
                                            ===            ====            ====

5.    COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its principal facilities under non-cancellable operating leases that expire in September 2002. In addition to its principal facilities, the Company also leases several sales support offices worldwide.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1996:

                                      Operating
                                       Leases
                                      --------
1997                                  $ 1,619
1998                                    1,487
1999                                    1,553
2000                                    1,585
2001                                    1,661
Thereafter                              1,263
                                      -------
Total minimum lease payments          $ 9,168
                                      -------

Total rent expense was approximately $1,955,000, $1,936,000, and $1,516,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

Contingencies

In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

6.    INCOME TAXES

The provision (benefit) for income taxes for years ended December 31, 1996, 1995, and 1994 are as follows:

                                       1996             1995             1994
                                      -------          -------          -------

     (in thousands)
     Federal:
      Current                         $    --          $(1,010)         $   766
      Deferred                             --              733             (720)
                                      -------          -------          -------
                                           --             (277)              46
     State:
      Current                              --               --              348
                                      -------          -------          -------
Total                                 $    --          $  (277)         $   394
                                      =======          =======          =======

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                         1996         1995         1994
                                                       -------      -------      -------
     (in thousands)
     Income tax computed at federal statutory rate     $(9,043)      (2,915)     $ 2,087
     State taxes, net of federal benefit                    --           --          230
     Nonuse (use) of net operating loss                  9,043        2,638         (467)
     Benefit of R&D credit utilized                         --           --         (406)
     Adjustment to valuation allowance                      --           --         (971)
     Other                                                  --           --          (79)
                                                       -------      -------      -------
                                                       $    --      $  (277)     $   394
                                                       =======      =======      =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                           1996          1995
                                                         --------      --------
(in thousands)
Deferred tax assets:
 Federal net operating loss carryforward                 $ 13,709      $  4,453
 Capitalized research and development                       1,472           695
 Accruals and reserves not currently deductible             1,284         1,134
 Research and AMT credit carryforwards                      2,826         2,466
 Accounts receivable reserve                                1,100           834
 Inventory valuation differences                              580         1,158
 Accrued commission                                           292            93
 Depreciation                                                 334          --
                                                         --------      --------
     Total deferred tax assets                           $ 21,597        10,833
 Valuation allowance                                      (21,236)       (9,967)
                                                         --------      --------
     Total net deferred tax assets                            361           866
Deferred tax liabilities:
 Depreciation                                                 (--)         (227)
 Capitalized software                                         (70)         (348)
                                                         --------      --------
     Total net deferred taxes                            $    291      $    291
                                                         ========      ========


The valuation allowances at December 31, 1996 and 1995 include $2,580,000 attributable to stock option deductions, the benefit of which will be credited to paid-in capital when realized.

At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $39,000,000 and $6,000,000, respectively, and federal and state research and development credit carryforwards of approximately $2,700,000 expiring in 2008 through 2011. In addition, the Company had federal alternative minimum tax credit carryforwards of approximately $330,000 that will not expire. No restriction on the availability to utilize tax credit carryforwards is currently anticipated.

Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

7.    EMPLOYEE STOCK AND SAVINGS PLANS

Stock Option Plans

The Company has various stock option plans (the "Option Plans") under which officers, employees, non-employee directors and consultants may be granted qualified and non-qualified options to purchase shares of the Company's authorized but unissued Common Stock. Options are generally priced at the fair market value of the stock on the date of grant and vest ratably over two to five years from the date of grant. Options currently expire no later than ten years from date of grant.

On January 15, 1997, the Company offered to reprice 1992 stock options granted to employees using a closing market value on that date of $2.625. Options totaling 1,813,051 shares were repriced. On February 7, 1995, the Company offered to reprice 1992 stock options granted to employees using a closing market value on that date of $5.875. Options totaling 1,252,700 shares were repriced.

At December 31, 1996 and 1995, 4,609,442 and 4,459,442 shares, respectively, were reserved for issuance upon exercise of stock options. A summary of activity under all option plans is as follows (in thousands except weighted average exercise price amounts):

                                                       Number of
                                                    Shares Subject  Weighted Average
                                                          to        Exercise Price of
                                  Shares Available     Options           Options
                                      for Grant      Outstanding       Outstanding
                                  --------------------------------------------------
  Balance at December 31, 1993            199           1,462
Shares authorized for issuance          1,700            --
Options granted                          (880)            880
Options canceled                          195            (195)
Options exercised                        --              (256)
Plan shares expired                       (13)           --
                                  -------------------------------
  Balance at December 31, 1994          1,201           1,768
Shares authorized for issuance            100            --
Options granted                        (2,172)          2,172
Options canceled                        1,596          (1,596)
Options exercised                        --               (84)
Plan shares expired                        (9)           --
                                  -------------------------------
  Balance at December 31, 1995            716           2,384
Shares authorized for issuance            150            --
Options granted                        (1,504)          1,504          $   4.41
Options canceled                        1,471          (1,471)         $   6.49
Options exercised                        --              (112)         $   1.13
Plan shares expired                       (12)           --
                                  --------------------------------------------------
Balance at December 31, 1996              821           2,304          $   5.24
                                  ==================================================




The following table summarizes information about stock options outstanding at December 31, 1996:

                      Options Outstanding               Options Exercisable
                   -----------------------------  --------------------------------------
                                Weighted Average  Weighted
                      Number       Remaining       Average   Number       Weighted
Range of Exercise   of Shares   Contractual Life  Exercise   of Shares    Average
      Prices       at 12/31/96      (Years)         Price    Exercisable  Exercise Price
----------------------------------------------------------------------------------------
$6.00-10.00            446          7.5          $   7.54       263       $   8.53
$5.00-5.99           1,260          8.8          $   5.30       418       $   5.58
$2.00-4.99             575          9.5          $   3.63        57       $   3.88
$0.20-1.99              41          4.1          $   1.27        41       $   1.27

At December 31, 1996, outstanding options to purchase 780,000 shares were exercisable (of which 292 shares would be subject to repurchase if such options were exercised).

Stock Purchase Plan

In 1992, the 1992 Employee Stock Purchase Plan ("ESPP") was approved. As of December 31, 1996, 800,000 shares were reserved for issuance. The ESPP provides that substantially all employees may purchase stock at 85% of its fair market value on certain specified dates via payroll deductions. During the years ended December 31, 1996 and 1995, 120,563 and 123,607 shares, respectively, were issued under this plan.

Stock-Based Compensation

Pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123 for awards granted by the Company after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:


                                   Options                        ESPP
                         --------------------------    --------------------------
                            1996            1995           1996            1995
                         -----------    -----------    -----------    -----------

Expected life                3.5             3.5            0.7            0.6
(years)
Expected volatility         0.75            0.73           0.70           0.65
Risk-free interest rate
(percent)                5.78 - 6.48    5.20 - 7.09    5.50 - 5.60    5.60 - 6.15

For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six to nine month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows (in thousands, except per share amounts):

                                                       1996             1995
                                                     --------        --------
Net loss                           As reported      $(27,984)       $ (8,052)
                                   Pro forma        $(29,777)       $(10,982)

Net loss per share                 As reported      $  (2.04)       $  (0.60)
                                   Pro forma        $  (2.17)       $  (0.81)


Because FAS 123's pro forma disclosure requirements are applicable only to the Company's awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1998.

The weighted-average fair value of stock options granted during fiscal 1996 and 1995 was $2.50 and $3.10 per share, respectively. The weighted-average fair value of the employee stock purchase plans granted during fiscal 1996 and 1995 was $1.60 and $1.80 per share, respectively.

Defined Contribution Plan

The NetFRAME Systems Incorporated Savings and Investment Plan (the "Plan") is a defined contribution plan that covers all U.S. employees who have at least three months of service with the Company. Employees can contribute up to 15% of their eligible compensation through payroll deductions. The Company contributes to the employee's account by matching the greater of $0.25 for every employee dollar contributed up to a maximum of 5% of the employee's eligible compensation or a percentage of the Company's after-tax profit as determined by the Company's Board of Directors. Total contributions made by the Company to the Plan for the years ended December 31, 1996, 1995 and 1994 were approximately $120,000, $150,000 and $170,000 respectively.

8.    SUBSEQUENT EVENT (unaudited)

In March 1997, the Company obtained an asset based revolving credit facility with the CIT Group/Business Credit, Inc., Los Angeles, CA, to finance eligible accounts receivable and production inventory up to a maximum of $15.0 million, subject to certain net worth and other financial covenants. The asset based revolving credit facility, which expires March 26, 2000, also includes interest in an amount equal to prime plus one-half percent (0.50%). As of March 28, 1997, no amounts were outstanding and the Company's available borrowing base under this credit facility was approximately $6.0 million.

                                                                     SCHEDULE II

                          NetFRAME SYSTEMS INCORPORATED

                        VALUATION AND QUALIFYING ACCOUNTS
                        Fiscal Years 1996, 1995, and 1994
                                 (in thousands)


                                        BALANCE AT                                                     BALANCE
                                        BEGINNING   CHARGED TO COSTS    CHARGED TO                      AT END
    DESCRIPTION                         OF PERIOD     AND EXPENSES    OTHER ACCOUNTS  DEDUCTIONS      OF PERIOD
    -----------                         ----------  ----------------  --------------  ----------      ---------

Allowance for doubtful accounts:
   Year ended December 31, 1996           $1,638          $1,162          $ --          $  632          $2,168
   Year ended December 31, 1995           $2,667          $   --          $ --          $1,029          $1,638
   Year ended December 31, 1994           $1,032          $1,915          $ --          $  280          $2,667

Accrued warranty:
   Year ended December 31, 1996           $1,003          $2,333          $ --          $1,615          $1,721
   Year ended December 31, 1995           $  714          $  993          $ --          $  704          $1,003
   Year ended December 31, 1994           $1,469          $1,644          $ --          $2,399          $  714


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 1997.

                                    NETFRAME SYSTEMS INCORPORATED

                                    By:  /s/ Dan McCammon
                                         -------------------
                                    Dan McCammon
                                    Vice President, Chief Financial Officer
                                    and Secretary


                                POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Puette and Dan McCammon and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                       Title                       Date
-----------------------      ---------------------------------   ---------------

/s/ Robert Puette            Chairman of the Board, President     April 14, 1997
---------------------------  and Chief Executive Officer
Robert Puette                (Principal Executive Officer)

/s/ Dan McCammon             Vice President, Chief                April 14, 1997
---------------------------  Financial Officer and Secretary
Dan McCammon                 (Principal Financial and
                             Accounting Officer)


/s/ Gordon E. Eubanks, Jr.   Director                             April 14, 1997
--------------------------
   Gordon E. Eubanks, Jr.

/s/ Edward R. Kozel          Director                             April 14, 1997
--------------------------
    Edward R. Kozel

CORPORATE DIRECTORY


BOARD OF DIRECTORS                           STOCKHOLDER INFORMATION                               DOMESTIC SALES OFFICES
ROBERT L. PUETTE                             Corporate Headquarters                                Phoenix, Arizona
Chairman of the Board, President             NetFRAME Systems Incorporated                         LaCosta, California
and Chief Executive Officer                  1545 Barber Lane                                      Denver, Colorado
NetFRAME Systems Incorporated                Milpitas, California 95035                            Washington, D. C.
                                             408. 474.1000                                         Miami, Florida
GORDON E. EUBANKS, JR.                                                                             Atlanta, Georgia
President and Chief Executive Officer                                                              Chicago, Illinois
Symantec Corporation                         Registrar and Transfer Agent                          Kansas City, Kansas
                                             Boston EquiServe Limited Partnership                  Boston, Massachusetts
EDWARD R. KOZEL                              Boston, Massachusetts                                 Detroit, Michigan
Vice President, Business Development                                                               New York, New York
Chief Technical Officer                                                                            Cincinnati, Ohio
Cisco Systems, Inc.                          Independent Auditors                                  New York, New York
                                             Ernst & Young LLP                                     Dallas, Texas
                                             San Jose, California




EXECUTIVE OFFICERS

ROBERT L. PUETTE                             General Counsel
Chairman of the Board, President             Wilson Sonsini Goodrich & Rosati
and Chief Executive Officer                  Palo Alto, California                                 INTERNATIONAL SALES OFFICES

DAN MCCAMMON                                                                                       Sydney, Australia
Vice President, Chief Financial Officer      Stock Listing                                         Calgary, Canada
and Secretary                                NetFRAME Systems Incorporated is traded on            Toronto, Canada
                                             the Nasdaq Stock Market.  The trading symbol          Beijing, China
MARTY C. DIPIETRO                            is NETF.                                              Paris, France
Vice President, Operations                                                                         Hong Kong
                                                                                                   Singapore
TERRY HARTSFIELD                             SEC Form 10-K                                         United Kingdom
Vice President, Customer Satisfaction        Additional copies of this report or other financial
and Chief Quality Officer                    matter are available upon written request.
                                             Please direct your request to:
BULENT ERBILGIN                              Investor Relations Department
Vice President, Engineering                  NetFRAME Systems Incorporated
                                             1545 Barber Lane
STEVE HUEY                                   Milpitas, California 95035
Vice President, Marketing


                                             Annual Meeting
                                             The annual meeting of stockholders
                                             will be held at 12:30 p.m. on
                                             Wednesday, July 23, 1997, at the
                                             Company's headquarters, 1545 Barber
                                             Lane, Milpitas, California 95035.


EXHIBIT 21.1


                        SUBSIDIARIES OF THE REGISTRANT



1.     NetFRAME International Incorporated, a wholly-owned subsidiary.

2.     NetFRAME Foreign Sales Corporation, a wholly-owned subsidiary.