Form 10-Q
period 1997-03-29
NETFRAME SYSTEMS INC
filed 1997-05-13
CIK 818456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended March 29, 1997

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

                      1545 Barber Lane, Milpitas, CA 95035
                      ------------------------------------
              (Address of principal executive offices and zip code)

                                 (408) 474-1000
                                 --------------

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

                                Yes__X__ NO_____

As of May 5, 1997 there were 13,978,445 shares of the registrant's common stock outstanding.

   This quarterly report on Form 10-Q contains 16 pages of which this is page number 1.

                         NETFRAME SYSTEMS INCORPORATED

                                   FORM 10-Q

                                 MARCH 29, 1997

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I.    FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements

                 Consolidated Statements of Operations -
                   Three months ended March 29, 1997
                   and March 30, 1996                                                      3

                 Consolidated Balance Sheets -
                   March 29, 1997 and December 28, 1996                                    4

                 Consolidated Statements of Cash Flows -
                   Three months ended March 29, 1997 and
                   March 30, 1996                                                          5

                 Notes to Consolidated Financial Statements                              6-8


    Item  2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                          9-14



PART II.   OTHER INFORMATION

    Item 6.      Exhibits and Reports on Form 8-K                                         15


SIGNATURE PAGE                                                                            16

                         PART I.  FINANCIAL INFORMATION


Item 1.  CONSOLIDATED FINANCIAL STATEMENTS



                         NetFRAME Systems Incorporated
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                           Three months ended
                                                        -----------------------
                                                        March 29,      March 30,
                                                          1997           1996
                                                        --------       --------
Net revenue                                             $ 13,636       $ 20,069
Cost of revenue                                           12,240         10,920
                                                        --------       --------
Gross profit                                               1,396          9,149
Operating expenses:
  Research and development                                 4,064          3,658
  Selling, general & administrative                        8,440          8,592
                                                        --------       --------
    Total operating expenses                              12,504         12,250
                                                        --------       --------
Operating loss                                           (11,108)        (3,101)
Interest and other income, net                                 8            337
                                                        --------       --------
Loss before income taxes                                 (11,100)        (2,764)
Benefit for income taxes                                      --             --
                                                        --------       --------
Net loss                                                $(11,100)      $ (2,764)
                                                        ========       ========
Net loss per share                                      $  (0.80)      $  (0.20)
                                                        ========       ========
Number of shares used in computing
  per share amounts                                       13,926         13,629
                                                        ========       ========









                             See accompanying notes.

                          NetFRAME Systems Incorporated
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                              ASSETS
                                                               Mar. 29    Dec. 28
                                                                1997       1996
                                                              --------   --------
Current assets:                                   (unaudited)
  Cash and cash equivalents                                   $  6,395   $ 14,011
  Accounts receivable, net                                      11,135     14,203
  Inventories                                                    6,929      9,741
  Other current assets                                             781        782
                                                              --------   --------
      Total current assets                                      25,240     38,737
Property and equipment, net                                      8,825      9,930
Other assets, net                                                1,666      1,642
                                                              --------   --------
                                                              $ 35,731   $ 50,309
                                                              ========   ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $  6,369   $  9,236
  Accrued compensation and benefits                              3,470      4,552
  Accrued warranty                                               1,747      1,721
  Deferred revenue                                               1,990      2,037
  Other accrued liabilities                                      1,095        965
                                                              --------   --------
      Total current liabilities                                 14,671     18,511
Commitments and contingencies
Stockholders' equity:
  Common stock                                                      14         14
  Additional paid-in-capital                                    73,519     73,156
  Accumulated deficit                                          (52,473)   (41,372)
                                                              --------   --------
      Total stockholders' equity                                21,060     31,798
                                                              --------   --------
                                                              $ 35,731   $ 50,309
                                                              ========   ========


                            See accompanying notes.

                          NetFRAME Systems Incorporated
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Increase (Decrease) in Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                    Three months ended
                                                             March 29, 1997    March 30, 1996
                                                             --------------    --------------
Cash flows required for operating activities:
Net loss                                                        ($11,100)        ($ 2,764)
Items not requiring the current use of cash:
 Loss on disposal of capital assets                                   60               35
 Depreciation and amortization                                     1,703            1,387
Changes in items affecting operations:
 Accounts receivable                                               3,068             (194)
 Inventories                                                       2,028              (97)
 Other current assets                                                  1              591
 Accounts payable                                                 (2,867)          (1,549)
 Accrued liabilities                                                (973)            (145)
                                                                --------         --------
Cash required for operating activites                             (8,080)          (2,736)

Cash flows from  investing activities:
Acquisitions of property and equipment                               109           (1,396)
Other assets                                                          (8)            (142)
Purchase of available-for-sale securities                              -          (17,500)
Maturities of available-for-sale securities                            -           22,000
                                                                --------         --------
Cash generated from  investing activities                            101            2,962

Cash flows from financing activities:
Issuance of common stock, net                                        363               63
                                                                --------         --------
Cash generated from financing activities                             363               63

Net increase (decrease) in cash and cash equivalents              (7,616)             289
Cash and cash equivalents at the beginning of the period          14,011           18,340
                                                                --------         --------
Cash and cash equivalents at the end of the period              $  6,395         $ 18,629
                                                                ========         ========

Supplemental disclosures:
Other noncash charges:
 Capitalization of assets through inventory transfers           $    366         $    600
 Reclassification of inventory to other assets                  $    418         $    929
Cash paid during the period for:
 Interest                                                       $     75               --
 Income taxes                                                   $     20               --

                             See accompanying notes

                          NETFRAME SYSTEMS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1996 included in the Annual Report on Form 10-K. The accompanying statements include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for the full year.

2.   BASIS OF PRESENTATION

    The consolidated financial statements of NetFRAME Systems Incorporated (the Company) for the quarter ended March 29, 1997, have been prepared on a going concern basis. The Company had approximately $6.4 million of cash and cash equivalents at March 29, 1997, and had recently entered into an asset based revolving credit facility to provide additional capital. (See Footnote 8.) However, the net loss of $11.1 million and the resulting $8.1 million of cash used in the first quarter of 1997 to fund operations coupled with continuing competitive industry conditions indicates that management must take certain actions to continue operations with existing capital resources. These actions include: timely introduction of products currently under development; expanding distribution channels to increase revenue; and outsourcing certain business operations and further streamlining the Company's infrastructure to reduce product and operating costs. Specifically, the Company is negotiating with third party distributors, resellers and service providers with substantially greater resources to market, distribute and service its products. In addition, the Company is negotiating to consolidate certain corporate facilities and has taken measures to reduce its workforce. In the event the Company is unable to generate sufficient cash from operations or obtain necessary financing from other sources, management will be required, and is prepared, to sharply curtail certain of its existing business operations.

3.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                  March 29, 1997       Dec. 31, 1996
                                                  --------------       --------------
         Raw materials                                $2,007              $2,729
         Work in process                                 493               2,673
         Finished goods                                4,429               4,339
                                                      ------              ------
                                                      $6,929              $9,741
                                                      ======              ======

4.  CONTINGENCIES

    In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

5.  PROVISION (BENEFIT) FOR INCOME TAXES

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

6.  NET LOSS PER SHARE

    Net loss per share is based upon the weighted average number of outstanding shares of common stock.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company's common stock equivalent share for the three months ended March 31, 1997 and 1996 were antidilutive and accordingly, there is expected to be no impact on primary income per share. The Company has not yet determined what the impact of FAS 128 will be on the calculation of fully diluted earnings per share.

7.   CREDIT FACILITY

    In March 1997, the Company obtained an asset based revolving credit facility with the CIT Group/Business Credit, Inc., Los Angeles, CA, to finance eligible accounts receivable and production inventory up to a maximum of $15.0 million, subject to certain net worth and other financial covenants. The asset based revolving credit facility, which expires March 26, 2000, also includes interest in an amount equal to prime plus one-half percent (0.50%). As of March 29, 1997, no amounts were outstanding and the Company's available borrowing base under this credit facility was approximately $6.0 million.

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


RESULTS OF OPERATIONS

NET REVENUE AND GROSS MARGIN:

                                                          Three months ended
                                                    ---------------------------
(in thousands)                                      March 29,           March 30,
                                                      1997                1996
                                                    -------             -------
 Net Revenue                                        $13,636             $20,069

 Domestic Sales                                     $11,699             $18,372
    Percent of net revenue                               86%                 92%

 Export Sales                                       $ 1,937             $ 1,697
    Percent of net revenue                               14%                  8%

 Gross Margin                                            10%                 46%

Net revenue decreased 32% for the first quarter of 1997 when compared to the same period in the prior year, primarily due to lower than expected unit volumes, particularly on the older NF8500 product, aggressive competitive pricing actions taken by the Company and the lack of availability of NetFRAME's newly announced NF9000 products.

The Company believes that the potential for revenue growth in 1997 is dependent upon continuing development and timely introduction of new products; acceptance of its next-generation NF9000 products and expansion of its current distribution channels. Any delay in the development process, difficulties encountered in introducing new products, failure of the new products to compete successfully with alternatives offered by other vendors or delays in the expansion of its distribution channels could adversely affect the Company's business, financial condition or results of operation. There can be no assurance that the Company's expansion of its distribution channels will result in increased unit sales or revenues or that continuing price competition will not continue to have an adverse effect on the Company's business, results of operation or financial condition. In addition, the Company anticipates that some of the factors which negatively impacted operating results for the first three months of 1997 may continue to have an adverse impact on the Company's operating results for the remainder of fiscal 1997.


Export net revenue increased as a percentage of total net revenue for the first quarter of 1997 when compared to the same period in the prior year. The increase was primarily due to increased product shipments to certain Asia Pacific customers. In fiscal 1996 and the first quarter of 1997, the Company reduced its international sales headcount and experienced shipment delays pending secured financing from certain international customers. Because of these factors, there can be no assurance that the Company will be able to increase international revenues in the near future.

The Company recognizes revenue upon shipment of product and records allowances for estimated uncollectible accounts and sales returns. For the first three months of 1997, when compared to the corresponding period of 1996, the Company experienced a higher rate of sales returns. While the Company had recorded and continues to record allowances for estimated sales returns and uncollectible accounts, there can be no assurance that such estimates regarding allowances will be adequate.

Gross margins were 10% for the first quarter of 1997 as compared to 46% for the same period one year ago. Gross margins decreased primarily due to lower net revenue, continued pricing competition and additional costs related to its
product transition.  The   Company believes that its provisions for potential
excess and obsolete inventory related to its NF8500 product lines should be adequate for its product transition to the NF9000. However, there can be no assurance that gross margins will not be negatively impacted in future periods if there is a decline in anticipated unit sales and net revenues of its next generation of products as well as continuing price competition.

OPERATING EXPENSES:

                                                          Three months ended
                                                     --------------------------
 (in thousands)                                      March 29,          March 30,
                                                       1997               1996
                                                     -------            -------
Research & development                               $ 4,064            $ 3,658
    Percent of net revenue                                30%                18%

Selling, general & administrative                    $ 8,440            $ 8,592
    Percent of net revenue                                62%                43%

Total Operating Expenses                             $12,504            $12,250
    Percent of net revenue                                92%                61%

Research and development expense increased 11% for the first quarter of 1997 when compared to the same quarter one year ago. The expenses for 1997 increased primarily due to consulting and product prototype expenses. The Company expects that research and development expenses will not increase significantly for the remainder of fiscal 1997 although these expenses can vary from period to period primarily due to variable spending on product prototypes.

The Company operates in a rapidly changing and highly competitive marketplace and, as a result, believes it is critical to continue its investment in research and development activities in order to maintain its competitive position. There can be no assurance that any research or development efforts will be successfully completed or that future products will be available on a timely basis or achieve market acceptance.


Selling, general and administrative expenses decreased 2% for the first quarter of 1997 when compared to the same period in 1996. The decrease in expenses in the first quarter of 1997 was primarily due to lower commission expense related to lower net revenues, and lower salaries and headcount related expenses, offset by an increase in allowances for uncollectible accounts, as well as costs related to a reduction in force. In addition, the Company is continuing to invest in advertising and channel-development strategies as it continues its transition to its new product platform.

INTEREST AND OTHER INCOME, NET:

Interest and other income, net decreased for the first quarter of 1997 compared to the same quarter one year ago due primarily to lower interest income earned in 1997 due to lower cash balances. In addition, the Company incurred financing fees in the first quarter of 1997, associated with the asset based revolving credit facility it obtained in March 1997.

PROVISION (BENEFIT) FOR INCOME TAX:

The Company recorded no provision for income taxes for the quarters ended March 29, 1997 and March 30, 1996. The Company provides for income taxes (benefits) during interim reporting periods based upon an estimated annual effective tax rate, applied to income (loss) before income taxes.

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

Although first customer shipment of the NF9000 occurred in the fourth quarter of 1996, and sales of the NF9000 are expected to represent a majority of net revenue in 1997, cumulative sales to date have been limited due to the short period of time since the introduction of the NF9000, the continuing effort in the first quarter of 1997 to sell the older NF8500 product line, and the transition of the VARs to selling the newer NF9000 product. The Company does not expect to achieve significant revenue growth unless the anticipated impact of the product transition is realized. Even though the Company is optimistic about the prospects of its new products, unless the NF9000 products are sold in sufficient volume, including products expected to be developed and released in 1997, the Company does not anticipate returning to profitability. Management has developed a program to liquidate inventory of the older products and believes that the Company has appropriately valued the inventory.

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

The Company's primary means of distribution is through VARs, systems integrators and distributors. The Company's business, financial conditions, and operating results could be adversely affected in the event that the generally weak financial condition of its VARs and system integrators worsens to the point that it affects their ability to sell or pay for the Company's products. The Company recently segregated the number of VARs with which it does business between those authorized to resell and support all of the Company's products and those limited to the resell and support of the Company's products prior to the NF9000. Management is actively working to collect outstanding balances and believes no additional reserves are necessary. The Company is continuing its evaluation of its distribution channels. Any changes could result in fluctuations in net revenue, gross margins, and/or operating expenses. The Company cannot at this time determine the ultimate effect of these or other future distribution channel modification efforts on the Company's future operating results.

In the first quarter of 1997, the majority of the products sold by the Company utilized operating systems provided by Novell and Microsoft. Any problems in the use of these operating systems by end users could adversely affect the Company's sales.

The Company's products include certain components that are currently available only from single sources or limited sources. Any availability limitations, interruptions in supplies, or price increases relative to these components could materially adversely affect the Company's business, financial condition, and operating results.

Because of the variety and uncertainty of various factors affecting the Company's operating results, and the fact that the Company participates in a highly dynamic industry, there may be significant volatility in the Company's common stock price.


LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1997, the Company used $8.1 million of cash in operating activities which consisted primarily of a net loss of $11.1 million, a decrease in accounts payable of $2.9 million and a decrease in accrued liabilities of $1.0 million, offset by a decrease in accounts receivable of $3.1 million, a decrease in inventory of $2.0 million and depreciation and amortization expense of $1.7 million.

The Company used cash of $100,000 in the first quarter of 1997 for the purchase of capital equipment for internal purposes. The Company currently plans purchases of capital equipment of approximately $1.9 million for the remainder of 1997, which will either be purchased or internally-developed equipment, and will be used for research and development, demonstration purposes and test equipment. Actual capital expenditures could materially differ from those expressed in the preceding forward-looking statement, as actual capital expenditures are dependent on many factors, including, the ability of the Company to achieve its planned revenues and collections to generate the cash necessary to fund capital expenditures and the continued use of current capital assets without the need of replacement due to obsolescence, destruction or technology changes. The Company has no material commitments for the purchase of capital equipment.

At March 29, 1997, the Company had cash and cash equivalents of approximately $6.4 million, a decrease from $14.0 million at December 31, 1996. In March 1997, the Company obtained an asset based revolving credit facility with the CIT Group/Business Credit, Inc., Los Angeles, CA, to finance eligible accounts receivable and production inventory up to a maximum of $15.0 million, subject to certain net worth and other financial covenants. The asset based revolving credit facility, which expires March 26,2000, also includes interest in an amount equal to prime plus one-half percent (0.50%). As of March 29, 1997, no amounts were outstanding and the Company's available borrowing base under this credit facility was approximately $6.0 million.

Management recognizes the need to take certain actions if remaining cash balances and potential available borrowings under the revolving credit facility are to adequate to satisfy the Company's cash requirement for the next twelve
(12) months.  These actions
include: timely introduction of products currently under development; expanding distribution channels to increase revenue; and outsourcing certain business operations and further streamlining the Company's infrastructure to reduce product and operating costs. Specifically, the Company is negotiating with third party distributors, resellers and service providers with substantially greater resources to market distribute and support its products. In addition, the Company is negotiating to consolidate certain corporate facilities and has taken measures to reduce its workforce. In the event the Company is unable to generate sufficient cash from operations or obtain necessary financing from other sources, management will be required, and is prepared, to sharply curtail certain of its existing business operations.

Actual cash requirements could differ materially from those expressed in the preceding forward-looking statements, as actual cash requirements are dependent on many factors, including the ability of the Company to achieve its planned operating results.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)     Exhibits
           None




    b)     Reports on Form 8-K
           No reports on Form 8-K were filed during the quarter ended March 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NetFRAME Systems Incorporated
                                          Registrant


Date   May 8, 1997                        /s/ Robert L. Puette
                                          ------------------------------------
                                          Robert L. Puette
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Date  May 8, 1997                         /s/ Dan McCammon
                                          ------------------------------------
                                          Dan McCammon
                                          Vice President, Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------






27                        Financial Data Schedule