Form 10-Q
period 1997-06-28
NETFRAME SYSTEMS INC
filed 1997-08-13
CIK 818456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] Quarterly Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 28, 1997

                                       OR

         [ ] Transition Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from____________to____________.

                         Commission File Number 0-20084


                          NetFRAME Systems Incorporated
             (Exact name of registrant as specified in its charter)



               Delaware                             77-0081278
               --------                             ----------
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

                                Yes  X   NO
                                   -----   -----

         As of August 1, 1997 there were 14,142,414 shares of the registrant's common stock outstanding.

                          NetFRAME Systems Incorporated

                                    FORM 10-Q

                                  June 28, 1997

                                      INDEX

                                                                         Page
                                                                         ----
Part I.   Financial Information

     Item 1.      Consolidated Financial Statements

                  Consolidated Statements of Operations -
                      Three months and six months ended
                      June 28, 1997 and June 29, 1996                      3

                  Consolidated Balance Sheets -
                      June 28, 1997 and December 28, 1996                  4

                  Consolidated Statements of Cash Flows -
                      Six months ended June 28, 1997 and
                      June 29, 1996                                        5

                  Notes to Consolidated Financial Statements              6-8


     Item  2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           9-14

     Item 3.      Quantitative and Qualitative Disclosures About
                  Market Risk                                             14

Part II.   Other Information

     Item 1.      Legal Proceedings                                       15

     Item 5.      Other Information                                       15

     Item 6.      Exhibits and Reports on Form 8-K                        16

Signature Page                                                            17

Index of Exhibits                                                         18

                          PART I. FINANCIAL INFORMATION


Item 1.  CONSOLIDATED FINANCIAL STATEMENTS



                          NetFRAME Systems Incorporated
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                             Three months ended              Six months ended
                                           ----------------------         ----------------------
                                           June 28,      June 29,         June 28,      June 29,
                                             1997          1996             1997          1996
                                           --------      --------         --------      --------
Net revenue                                $  6,348      $ 18,810         $ 19,984      $ 38,879
Cost of revenue                               6,331        11,315           18,571        22,235
                                           --------      --------         --------      --------
Gross profit                                     17         7,495            1,413        16,644
Operating expenses:
     Research and development                 3,999         3,886            8,063         7,544
     Selling, general & administrative        9,297         8,778           17,737        17,370
                                           --------      --------         --------      --------
        Total operating expenses             13,296        12,664           25,800        24,914
                                           --------      --------         --------      --------
Operating loss                              (13,279)       (5,169)         (24,387)       (8,270)
Interest and other income, net                  226           296              233           633
                                           --------      --------         --------      --------
Loss before income taxes                    (13,053)       (4,873)         (24,154)       (7,637)
Benefit for income taxes                       --            --               --            --
                                           --------      --------         --------      --------
Net loss                                   $(13,053)     $ (4,873)        $(24,154)     $ (7,637)
                                           ========      ========         ========      ========
Net loss per share                         $  (0.93)     $  (0.36)        $  (1.73)     $  (0.56)
                                           ========      ========         ========      ========
Number of shares used in computing
     per share amounts                       13,978        13,661           13,952        13,645
                                           ========      ========         ========      ========




                             See accompanying notes.

                          NetFRAME Systems Incorporated
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                     ASSETS
                                              June 28        Dec. 28
                                               1997            1996
                                             --------        --------
Current assets:                             (Unaudited)
     Cash and cash equivalents               $  2,209        $ 14,011
     Accounts receivable, net                   4,612          14,203
     Inventories                                8,319           9,741
     Other current assets                         800             782
                                             --------        --------
            Total current assets               15,940          38,737
Property and equipment, net                     5,670           9,930
Other assets, net                               1,060           1,642
                                             --------        --------
                                             $ 22,670        $ 50,309
                                             ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                           $  2,000        $   --
     Accounts payable                           5,922           9,236
     Accrued compensation and benefits          3,104           4,461
     Accrued warranty                           1,410           1,721
     Deferred revenue                              99           2,037
     Other accrued liabilities                  2,128           1,056
                                             --------        --------
            Total current liabilities          14,663          18,511
Commitments and contingencies
Stockholders' equity:
     Common stock                                  14              14
     Additional paid-in-capital                73,519          73,156
     Accumulated deficit                      (65,526)        (41,372)
                                             --------        --------
            Total stockholders' equity          8,007          31,798
                                             --------        --------
                                             $ 22,670        $ 50,309
                                             ========        ========



                             See accompanying notes.

                          NetFRAME Systems Incorporated
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Increase (Decrease) in Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                    Six months ended
                                                                ------------------------
                                                             June 28, 1997   June 29, 1996
                                                                --------        --------
Cash flows required for operating activities:
Net loss                                                        ($24,154)       ($ 7,637)
Items not requiring the current use of cash:
    Loss on disposal of capital assets                             1,511             297
    Depreciation and amortization                                  4,513           3,684
Changes in items affecting operations:
    Accounts receivable                                            9,591            (269)
    Inventories                                                     (967)            195
    Other current assets                                             (18)            436
    Accounts payable                                              (3,314)            874
    Accrued liabilities                                             (831)           (408)
                                                                --------        --------
Cash required for operating activites                            (13,669)         (2,828)

Cash flows from investing activities:
Acquisitions of property and equipment                              (493)         (3,939)
Other assets                                                          (4)         (2,132)
Purchase of available-for-sale securities                           --           (40,106)
Maturities of available-for-sale securities                         --            49,410
                                                                --------        --------
Cash generated from (required for) investing activities             (497)          3,233

Cash flows from financing activities:
Issuance of common stock, net                                        363             565
Proceeds from note payable from Micron                             2,000            --
                                                                --------        --------
Cash generated from financing activities                           2,363             565

Net increase (decrease) in cash and cash equivalents             (11,802)            970
Cash and cash equivalents at the beginning of the period          14,011          18,340
                                                                ========        ========
Cash and cash equivalents at the end of the period              $  2,209        $ 19,310
                                                                ========        ========

Supplemental disclosures:
Cash paid during the period for:
    Interest                                                    $    210            --
    Income taxes                                                $     15        $     10



                             See accompanying notes

                          NetFRAME Systems Incorporated

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission but do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should, therefore, be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1996 included in the Annual Report on Form 10-K. The accompanying statements include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for the full year.


2.       BASIS OF PRESENTATION

         The consolidated financial statements of NetFRAME Systems Incorporated (the Company) for the six months ended June 28, 1997, have been prepared on a going concern basis. The Company had approximately $2.2 million of cash and cash equivalents at June 28, 1997, of which $2.0 million represented amounts borrowed from Micron Electronics, Inc. (Micron) under the Company's revolving credit facility (see Note 7). As of July 31, 1997, the Company had borrowed $6.0 million under the credit facility. The Company's net losses for the six months ended June 28, 1997 totaled approximately $24.2 million. The Company believes that its ability to continue to operate as a going concern is dependent on the successful consummation of the merger of the Company with and into Payette Acquisition Corporation (Payette), a wholly owned subsidiary of Micron, and continued financial assistance from Micron (See Note 9).

3.       INVENTORIES

         Inventories consist of the following (in thousands):

                                   June 28, 1997           December 31, 1996
                                   -------------           -----------------
          Raw materials               $2,633                     $2,729
          Work in process                791                      2,673
          Finished goods               4,895                      4,339
                                      ------                     ------
                                      $8,319                     $9,741
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



5.       PROVISION (BENEFIT) FOR INCOME TAXES

         The Company provides for income tax expense (or benefit) during interim reporting periods based upon an estimate of the annual effective tax rate. The rate of tax (benefit) is less than the federal statutory rate of 35% due to uncertainty regarding the Company's ability to generate future taxable income as well as limitations controlling the timing for realization of net operating losses and tax credits (which may carryforward to partially offset future income taxes) established by the Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes".

6.       NET LOSS PER SHARE

         Net loss per share is based upon the weighted average number of outstanding shares of common stock.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company's common stock equivalent shares for the six months ended June 28, 1997 and June 29, 1996 were antidilutive and accordingly, the Company does not believe FAS 128 will have a material impact on the calculation of primary or fully diluted earnings per share.

7.       CREDIT FACILITY

         In March 1997, the Company obtained an asset based revolving credit facility with the CIT Group/Business Credit, Inc., Los Angeles, CA (CIT), to finance eligible accounts receivable and production inventory up to a maximum of $15.0 million, subject to certain net worth and other financial covenants. Borrowings under the asset based revolving credit facility with CIT, which by its terms allowed for termination by CIT on March 26, 2000, accrue interest in an amount equal to prime plus one-half percent (0.50%). On June 23, 1997, this credit facility was assigned to Micron (see Note 9) pursuant to which, among other things, the maximum borrowings provided for thereunder were decreased to $3.5 million and the date on which Micron may terminate the facility, absent certain other conditions, was changed to September 30, 1997. On July 31, 1997, the maximum borrowings provided for under the credit facility were increased to $12.0 million. As of July 31, 1997, the Company had borrowed $6.0 million under the credit facility.

8.       CANCELLATION OF LEASE

         In May 1997, the Company canceled its lease on one of its principal administrative, product development, manufacturing and marketing facilities. As a result, the Company reduced its commitments under this operating lease by approximately $4.3 million and will receive a termination payment of $272,000 from the landlord. In connection with the cancellation of the operating lease, the Company recorded a $1.3 million charge related to the write-off of leasehold improvements.

9.       PLAN OF MERGER AGREEMENT

         On June 10, 1997, the Company entered into an Agreement and Plan of Merger with Micron and Payette. In connection with that agreement, Payette made a tender offer (the Offer) to purchase all of the Company's issued and outstanding shares of common stock and all associated rights at a price per share of $1.00 in cash. On July 18, 1997, Payette acquired approximately 62.8% of the Company's outstanding common stock in connection with the closing of the Offer. Pursuant to a stockholder meeting to be held in August 1997, the merger of Payette with and into the Company (the Merger) is expected to be approved and any shares of the Company's common stock not tendered and purchased pursuant to the tender offer will be canceled and converted into the right to receive $1.00 per share in cash, subject to appraisal rights. The Company believes that its ability to continue to operate as a going concern is dependent on the successful consummation of the Merger and continued financial assistance from Micron.

                          NetFRAME Systems Incorporated

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This section contains certain trend analysis and forward-looking statements. Actual results may differ materially from the results described in such trend analysis and forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Business Factors".


Results of Operations

Net Revenue and Gross Margin:

                                  Three months ended               Six months ended
                                ----------------------          ----------------------
(in thousands)                  June 28,       June 29,         June 28,       June 29,
                                  1997           1996             1997           1996
                                -------        -------          -------        -------
Net revenue                     $ 6,348        $18,810          $19,984        $38,879

Domestic sales                  $ 5,785        $16,810          $17,484        $35,182
   Percent of net revenue            91%            89%              87%            90%

Export sales                    $   563        $ 2,000          $ 2,500        $ 3,697
   Percent of net revenue             9%            11%              13%            10%

Gross margin                          0%            40%               7%            43%


         Net revenue for the three and six months ended June 28, 1997 was $6.3 million and $20.0 million, respectively, a 66.3% and 48.6% decrease, respectively, when compared to the same periods in the prior year. These decreases were primarily due to lower unit volumes for the Company's server products, aggressive competitive pricing actions taken by the Company and customer concerns regarding the Company's financial viability and financial condition. Export net revenue decreased 72% and 32%, respectively, in absolute dollars to $563,000 and $2.5 million, respectively, for the three and six months ended June 28, 1997 from $2.0 million and $3.7 million, respectively, for the same periods ended June 29, 1996. The Company reduced its international sales force during the three and six months ended June 28, 1997 and experienced shipment delays pending secured financing from certain international customers. This may adversely impact the Company's future export revenues. In the three and six months ended June 28, 1997, when compared to the corresponding periods of 1996, the Company experienced a higher rate of sales returns. While the Company has recorded allowances for estimated sales returns and uncollectible accounts, there can be no assurance that such estimates regarding allowances will be adequate.

         Gross Profit

         Gross margins were 0% and 7%, respectively, for the three and six months of 1997 as compared to 40% and 43%, respectively, for the corresponding periods in 1996. The decrease in gross margins was primarily due to a lower level of net revenue, continued pricing competition and increased provisions for excess and obsolete inventory related to the Company's product transition.

Operating Expenses:

                                          Three months ended             Six months ended
                                        ----------------------        ----------------------
(in thousands)                          June 28,       June 29,       June 28,       June 29,
                                           1997           1996           1997           1996
                                        -------        -------        -------        -------
Research & development                  $ 3,999        $ 3,886        $ 8,063        $ 7,544
    Percent of net revenue                   63%            21%            40%            19%

Selling, general & administrative       $ 9,297        $ 8,778        $17,737        $17,370
    Percent of net revenue                  146%            47%            89%            45%

Total operating expenses                $13,296        $12,664        $25,800        $24,914
    Percent of net revenue                  209%            68%           129%            64%


         Research and Development

         Research and development expense increased for both the three and six months ending June 28, 1997 when compared to the same periods one year ago. The increase in research and development expense was primarily due to higher consulting and product prototype expenses incurred in connection with the Company's introduction of the NF9000 product line.

         Selling, General and Administrative

         Selling, general and administrative expense increased for the three and six months ended June 28, 1997 when compared to the same periods in 1996. Such expenses increased primarily as a result of higher allowances for uncollectible accounts, as well as costs related to reductions in force effected by the Company offset primarily by lower commission expense related to lower net revenue, and lower salaries and headcount related expenses. In addition, expenses increased in the three months ended June 28, 1997 due to costs related to the disposal of capital assets. See Note 8 of Notes to Consolidated Financial Statements.

         Interest and Other Income, Net

         Interest and other income, net, decreased for the three and six months ended June 28, 1997 compared to the corresponding periods of 1996 due primarily to lower interest income earned as a result of lower cash balances. In addition, the Company incurred financing fees associated with an asset based revolving credit facility the Company secured in March 1997.

         Income Taxes

         The Company recorded no provision for income taxes for the three and six months ended June 28, 1997 and June 29, 1996. For the second quarters and first six months ended June 28, 1997 and June 29, 1996, the Company recognized no tax benefit associated with the net operating losses for such periods due to uncertainty regarding the Company's ability to generate future taxable income. As a result of the consummation of the Offer, the Company experienced a change in ownership which may limit its use of its net operating losses in the future.

Business Factors

              On June 10, 1997, the Company, Micron and Payette entered into an Agreement and Plan of Merger (the Merger Agreement) providing, among other things, for the merger of Payette with and into the Company. Pursuant to the Merger Agreement, on June 16, 1997 Payette commenced an all cash tender offer for all of the outstanding shares of Common Stock and related rights of the Company (the Shares) at a price of $1.00 per share, net to the seller. On July 18, 1997, upon consummation of the Offer, Payette acquired 8,775,554 shares of the Company's Common Stock, representing approximately 62.8% of the then outstanding Shares. The Company's stockholders are expected to approve the Merger at a meeting currently scheduled for August 27, 1997.

         The Company has experienced significant reductions in net revenue during the past six quarters as a result of its inability to respond to increased demand for Microsoft Windows NT compliant servers and diminished demand for the Company's older technology which primarily supported the Novell NetWare platform. The Company also believes that its deteriorating financial condition raised concerns among customers regarding the Company's financial viability and financial condition which, in turn, further decreased demand for its products. On June 8, 1997 the Board of Directors approved the Offer and the Merger after considering, among other things, the Company's financial condition and prospects. At its meeting, the Board determined that, in the absence of the Merger, the funds to be received under a license agreement with Micron entered into pursuant to the Merger Agreement (License Agreement) and other financial assistance to be made available to the Company by Micron, the Company would likely be unable to continue to operate as a going concern. The Company believes that its future results of operations and financial condition will be dependent, among other things, on the level of financial and other assistance provided by Micron to the Company and on the Company's ability to leverage its relationship with Micron and its affiliates to increase sales and reduce costs.

         As a result of the Merger, the management of Micron and the Company will evaluate whether, and the extent to which, integration, reconfiguration or other modification of the Company's and Micron's separate businesses is appropriate following the Merger. There can be no assurance that such integration, reconfiguration or other modification, if any, will be accomplished in a timely, efficient and effective manner. The failure to retain key personnel as a result of the Offer and the Merger could have a material adverse effect on employee morale and on the Company's business and operating results. Furthermore, there can be no assurance that the anticipated benefits associated with the Merger will be realized including but not limited to increased purchasing power, manufacturing efficiencies, integration of products, technology and operations, opportunities for broadened product offerings and economies associated with the provision of certain administrative support functions by Micron.

         The Company began customer shipments of the NF9000 in the fourth quarter of 1996. While sales of the NF9000 product line are expected to represent a majority of revenue in 1997, cumulative sales of the line of NF9000 products to date have been limited due to the recent introduction of the NF9000 product line, the Company's efforts to sell existing inventories of its line of NF8500 products, customer concerns regarding the Company's financial viability and financial condition and the transition of the Company's value added resellers ("VARs") to selling the newer NF9000 product. Even though the Company is optimistic about the prospects of its newly announced products, unless the NF9000 products are sold in sufficient volume, including products developed and released in 1997, the Company does not anticipate significant revenue growth or a return to profitability.

         The Company generally fills orders shortly after receipt from customers and, therefore, backlog at the beginning of a fiscal period represents only a small percentage of the product sales anticipated in that period. Further, a substantial portion of the Company's net revenue in each quarter generally results from orders received during the last few weeks of that quarter. The absence of significant backlog and the concentration of sales at the end of the quarter impairs the Company's ability to forecast and to control expense, production and inventory levels. If anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high, and the Company's operating results for that quarter would be materially adversely affected.

         The Company operates in a rapidly changing and highly competitive marketplace and, as a result, believes it is critical to continue to increase its investment in research and development activities in order to maintain its competitive position. There can be no assurance that any research or development efforts will be successfully completed or that future products will be available on a timely basis or achieve market acceptance. In addition, any delay in the introduction or shipment of new products by the Company or the introduction or shipment of new products by the Company's competitors, could have a materially adverse effect on the Company's operating results. In addition, the Company's operating results may fluctuate as a result of a number of other factors, including variation in the size and timing of individual sales, the timing of introduction and the market acceptance of new and enhanced versions of the Company's products, the mix of products sold, changes in pricing policies by the Company, variation in the mix of sales by distribution channel, mix in international and domestic sales, end users' capital spending cycles, changes in pricing policies by the Company's competitors or its suppliers and the availability and cost of key components.

         The Company's primary means of distribution is currently through VARs, system integrators and distributors. The Company currently intends, however, to increase direct sales efforts and reduce reseller discounts. The Company's business, financial condition or operating results could be adversely affected if reduced reseller discounts or increased direct sales activity damages the Company's relationships with its VARs or reduces VAR efforts to sell the Company's products. The Company's business, financial condition or operating results could also be adversely affected if the Company's increased direct sales efforts are not successful or in the event that the generally weak financial condition of its VARs and system integrators worsens to the point that it affects their ability to sell or pay for the Company's products. The Company recently segregated the number of VARs with which it does business between those authorized to resell and support all of the Company's products and those limited to the resale and support of the Company's products prior to the NF9000. The Company is continuing its evaluation of its distribution channels. Any changes could result in fluctuations in net revenue, gross margins and/or operating expenses. The Company cannot at this time determine the ultimate effect of these or other future distribution channel modification efforts on the Company's future operating results.

         In 1996 and the first half of 1997, the majority of the products sold by the Company utilized operating systems provided by Novell and Microsoft. Any problems in the use of these operating systems by end users could adversely affect the Company's sales. The Company has a source code license and software distribution agreement with Novell, which expires by its terms on October 24, 1997, pursuant to which the Company is entitled to resell IntraNetware. The agreement also provides for Novell to share certain technical information with the Company concerning IntraNetware, which has assisted the Company in the development and marketing of its products. Novell has no obligation to continue to provide similar information in the future, and if Novell were to stop sharing technical information with the Company or were to favor competitors, the Company's business could be materially adversely affected.

         The Company's products include certain components that are currently available only from single sources or limited sources. Any availability limitations, interruptions in supplies or price increases relative to these components could materially adversely affect the Company's business, financial condition and operating results.

Liquidity and Capital Resources

         In the first six months of 1996, the Company used $2.8 million of cash in operating activities which consisted primarily of a net loss of $7.6 million, offset by $3.7 million in amortization and depreciation and an increase of $874,000 in accounts payable. The Company used $13.7 million of cash in operating activities in the six months ended June 28, 1997 which consisted primarily of a net loss of $24.2 million and a decrease in accounts payable of $3.3 million, offset in part by a decrease in accounts receivable of $9.6 million and depreciation and amortization expense of $4.5 million.

         The Company used cash of $3.9 million in the first six months of 1996 and $493,000 in the six months ended June 28, 1997 in investing activities for the purchase of capital equipment for internal purposes. The Company currently plans purchases of capital equipment of approximately $1.5 million for the remainder of 1997, which will either be purchased or internally-developed equipment, and will be used for research and development, demonstration purposes and test equipment. Notwithstanding the Company's current plans, the Company's ability to purchase capital equipment is currently restricted under the Merger Agreement. Actual capital expenditures could also materially differ from those expressed in the preceding forward-looking statement as a result of the Merger and are dependent on many other factors, including, the level of financial and other assistance received from Micron, changes in management, the ability of the Company to achieve its planned revenues and collections to generate the cash necessary to fund capital expenditures and the continued use of current capital assets without the need of replacement due to obsolescence, destruction or technology changes. The Company has no material commitments for the purchase of capital equipment.

         The Company generated cash of $565,000 in the first six months of 1996 in financing activities from the issuance of Common Stock and generated cash of $2.4 million in the first six months of 1997, primarily from the proceeds of a note payable to Micron.

         At June 28, 1997, the Company had cash and cash equivalents of approximately $2.2 million, of which $2.0 million represented amounts borrowed from Micron under the Company's revolving credit facility, discussed below. In March 1997, the Company obtained an asset based revolving credit facility with the CIT Group/Business Credit, Inc., Los Angeles, CA, to finance eligible accounts receivable and production inventory up to a maximum of $15.0 million, subject to certain net worth and other financial covenants. On June 23, 1997, this credit facility was assigned to Micron and, in connection with such assignment, the maximum loan amount was changed to $3.5 million. In July 1997, the maximum loan amount was increased to $12.0 million. As of July 31, 1997, the Company had borrowed $6.0 million under the credit facility. See Note 9 of Notes to Consolidated Financial Statements.

         The Company has continued to experience significant operating and net losses and declining cash balances in the first half of fiscal 1997. The Company's net losses for the six months ended June 28, 1997 totaled approximately $24.2 million, or $1.73 per Share, and the Company's working capital declined from $20.2 million at December 31, 1996 to $1.3 million at June 28, 1997. On June 8, 1997 the Board of Directors approved the Offer and the Merger after considering, among other things, the Company's financial condition and prospects. At its meeting, the Board determined that, in the absence of the Merger, the funds to be received under the License Agreement and other financial assistance to be made available to the Company by Micron, the Company would likely be unable to continue to operate the Company as a going concern. At such meeting, the Board approved the Offer, the Merger, the Merger Agreement and the transactions contemplated thereby. The Company believes that it its ability to continue to operate as a going concern is dependent on the successful consummation of the Merger and continued financial assistance from Micron. See Note 9 of Notes to Consolidated Financial Statements.


PART I. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

         On June 6, 1996, the Company was named as a defendant in a case brought by one of its value added resellers, Data Systems Network Corp. (DSN). The complaint alleges that NetFRAME breached its spare parts agreement as well as other agreements, interfered with DSN's business and committed fraud through misrepresentations relative to such agreements. The complaint requests an unspecified amount in damages, costs, interest and attorneys' fees. In addition, the Company has filed a counterclaim against DSN for payment of certain overdue receivables. The Company believes that it has meritoroius defenses and intends to vigorously defend itself.

         On April 22, 1997, the Company was named as a defendant in an action filed in the Circuit Court for Cook County, Illinois in connection with an alleged agreement whereby Network Reliability Corp. was to have provided certain marketing and sales services on behalf of the Company. The complaint, which was later removed to the United States District Court for the Northern District of Illinois, alleges two courses of action, breach of contract and deceptive trade practices, arising out of the Company's alleged agreement to pay the plaintiff a commission on certain orders which the plaintiff would allegedly help obtain for the Company. The complaint requests $300,000 in actual damages and additional damages of $1,000,000. There has not been any discovery or motion practice in the case. The Company believes that it has meritorious defenses and intends to vigorously defend itself.

         In the ordinary course of business, various lawsuits and claims are filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters, including DSN and Network Reliability Corp., will not have a material adverse effect on its financial position, results of operations or cash flows.

Item 5.  OTHER INFORMATION

         On May 21, 1997, the Company and DecisionOne Corporation entered into an Asset Transfer Agreement whereby the Company sold its spare parts inventory and assigned technical support contracts for its NF100/300, NF200/400, NF250/450 and NF8400/8500 servers in the United States to DecisionOne Corporation. This provided the Company with the opportunity to team with a national service provider in order to improve customer service and the cost efficiency of service delivery.
         Steve Huey resigned as the Company's Vice President of Marketing effective August 7th, 1997.

                          PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)    Exhibits

           Exhibit No.                       Description
             10.29(1)     Agreement and Plan of Merger, dated as of June 10,
                          1997, among Registrant, Micron Electronics, Inc. and
                          Payette Acquisition Corporation.

             10.30(1)     Technology License Agreement, dated as of June 10,
                          1997, between Registrant and Micron Electronics, Inc.

             10.31(2)     First Amendment to Rights Agreement, dated as of June
                          10, 1997 between NetFRAME Systems Incorporated and The
                          First National Bank of Boston.

             10.32(1) Executive Bonus Plan adopted by the Board of Directors on May 2, 1997.

             10.33        Amendment No. 1 and Amendment No. 2 to Financing
                          Agreement among Registrant, CIT and Micron dated June
                          23, 1997 and July 31, 1997, respectively.

             10.34(1)     Employment Term Sheet between Micron and Terry
                          Hartsfield dated June 9, 1997.

             10.35(1)     Employment Term Sheet between Micron and Bulent
                          Erbilgin dated June 9, 1997.

             10.36(1) Employment Term Sheet between Micron and Robert Puette dated June 9, 1997.

             10.37(1) Employment Term Sheet between Micron and Steve Huey dated June 10, 1997.

             10.38 Asset Purchase Agreement dated as of May 21, 1997 between DecisionOne and Registrant. A list of schedules to the Asset Purchase Agreement is included on page (iv) of the Asset Purchase Agreement. The
                          Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission on request a copy of any omitted schedules to the Asset Purchase
                          Agreement.

             27.1         Financial Data Schedule.

----------

         (1) Incorporated by reference to Registrant's Schedule 14D-9 filed on June 16, 1997. Exhibits 10.29, 10.30, 10.32, 10.34, 10.35,
                  10.36 and 10.37 were Exhibits (c)(1), (c)(6), (c)(13), (c)(9),
                  (c)(10), (c)(11) and (c)(12), respectively, in the aforementioned Schedule 14D-9.

         (2) Incorporated by reference to Registrant's Registration Statement on Form 8-A (Amendment No. 1) filed June 16, 1997.

b)   Reports on Form 8-K
           No reports on Form 8-K were filed during the quarter ended June 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NetFRAME Systems Incorporated
                                        -----------------------------
                                        Registrant


Date   August 12, 1997                  /s/ Robert L. Puette
     --------------------               ---------------------------
                                        Robert L. Puette
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




Date  August 12, 1997                   /s/ Dan McCammon
     --------------------               ---------------------------
                                        Dan McCammon
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                INDEX OF EXHIBITS


EXHIBIT NO.                        DESCRIPTION
10.29(1)       Agreement and Plan of Merger, dated as of June 10, 1997, among
               Registrant, Micron Electronics, Inc. and Payette Acquisition
               Corporation.

10.30(1)       Technology License Agreement, dated as of June 10, 1997, between
               Registrant, Micron Electronics, Inc.

10.31(2) First Amendment to Rights Agreement, dated as of June 10, 1997 between NetFRAME Systems Incorporated and The First National Bank of Boston.

10.32(1)       Executive Bonus Plan adopted by the Board of Directors on May 2,
               1997.

10.33          Amendment No. 1 and Amendment No. 2 to Financing Agreement among
               Registrant, CIT and Micron dated June 23, 1997 and July 31, 1997, respectively.

10.33(1)       Employment Term Sheet between Micron and Terry Hartsfield dated
               June 9, 1997.

10.34(1)       Employment Term Sheet between Micron and Bulent Erbilgin dated
               June 9, 1997.

10.35(1)       Employment Term Sheet between Micron and Robert Puette dated June
               9, 1997.

10.36(1)       Employment Term Sheet between Micron and Steve Huey dated June
               10, 1997.

10.38          Asset Purchase Agreement dated as of May 21, 1997 between
               DecisionOne and Registrant. A list of schedules to the Asset
               Purchase Agreement is included on page (iv) of the Asset Purchase
               Agreement. The Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission on request a copy of any omitted schedules to the Asset Purchase Agreement.

27.1           Financial Data Schedule.

----------

(1) Incorporated by reference to Registrant's Schedule 14D-9 filed on June 16, 1997. Exhibits 10.29, 10.30, 10.32, 10.34, 10.35, 10.36 and 10.37
         were Exhibits (c)(1), (c)(6), (c)(13), (c)(9), (c)(10), (c)(11) and
         (c)(12), respectively, in the aforementioned Schedule 14D-9.

(2) Incorporated by reference to Registrant's Registration Statement on Form 8-A (Amendment No. 1) filed June 16, 1997.